Form 10-Q
period 2004-03-31
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2004-06-28
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street

Augusta, Georgia 30901

(Address of principal executive offices)

(706) 724-0851

(Registrants’ Telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

Morris Publishing Group, LLC is a wholly-owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of Morris Publishing’s 7% Senior Subordinated Notes Due 2013 in order to facilitate their issuance. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. Separate financial statements for Morris Publishing Finance Co. are not provided. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company. Morris Publishing Group was formed in 2001 and took over the operations of the newspaper business segment of our Parent, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 refer to our business as previously conducted by the Morris Communications newspaper business segment.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These are statements that relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in in “Managements discussion and analysis of financial condition and results of operations” in Item 2 of this report.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or impled by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	delay in any economic recovery or the recovery not being as robuse as might otherwise have been anticipated;

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy; and

•	other risks and uncertainties.

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Condensed consolidated balance sheets

(Dollars in thousands)	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,844	$7,342
Accounts receivable, net of allowance for doubtful accounts of $3,172 at March 31, 2004 and $2,793 at December 31, 2003	49,903	52,042
Inventories	3,957	3,796
Deferred income taxes	2,374	2,458
Prepaid and other current assets	273	1,086

Total current assets	61,351	66,724

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	22,000	4,500

NET PROPERTY AND EQUIPMENT	148,688	150,350

OTHER ASSETS:
Goodwill	185,194	184,770
Intangible assets, net of accumulated amortization of $48,625 at March 31, 2004 and $47,251 at December 31, 2003	24,793	25,873
Deferred loan costs and other assets, net of accumulated loan amortization of $921 at March 31, 2004 and $576 at December 31, 2003	13,435	13,611

	223,422	224,254

Total assets	$455,461	$445,828

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$563
Accounts payable	8,571	7,542
Accrued interest	3,643	8,989
Due to Morris Communications	470	331
Deferred revenues	17,702	16,678
Accrued employee costs	13,742	10,590
Other accrued liabilities	2,795	2,083

Total current liabilities	48,048	46,776
LONG-TERM DEBT, less current portion	526,875	524,437
DEFERRED INCOME TAXES, less current portion	22,265	22,528
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	20,219	19,547
OTHER LONG-TERM LIABILITIES	3,472	3,298

Total liabilities	620,879	616,586
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBER’S DEFICIT	(165,418)	(170,758)

Total liabilities and member’s deficit	$455,461	$445,828

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
		(As restated, See Note 6)
NET OPERATING REVENUES:
Advertising	$85,832	$82,361
Circulation	17,865	17,935
Other	4,314	4,471

Total net operating revenue	108,011	104,767

OPERATING EXPENSES:
Labor and employee benefits	43,493	41,626
Newsprint, ink and supplements	13,022	12,398
Other operating costs (excluding depreciation and amortization)	29,303	26,796
Depreciation and amortization	5,139	5,735

Total operating expenses	90,957	86,555

Operating income	17,054	18,212

OTHER EXPENSES:
Interest expense, including amortization of debt issuance costs	7,812	5,856
Other, net	390	77

Total other expense	8,202	5,933

INCOME BEFORE INCOME TAXES	8,852	12,279
PROVISION FOR INCOME TAXES	3,532	4,830

NET INCOME	$5,320	$7,449

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

	Three Months Ended March 31,
(Dollars in thousands)	2004	2003
		(as restated, see note 6)
OPERATING ACTIVITIES:
Net income	$5,320	$7,449
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,139	5,735
Deferred income taxes	(179)	(532)
Amortization of debt issuance costs	345	290
Loss on disposal of assets	406	—
Loss on extinguishment of debt	—	13
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	2,184	4,821
Inventories	(161)	545
Prepaids and other current assets	813	122
Other assets	(169)	(169)
Accounts payable	1,029	202
Due to Morris Communications	159
Accrued employee costs	3,152	(614)
Accrued interest	(5,346)	(1,007)
Deferred revenues and other liabilities	1,736	1,243
Postretirement obligations due to Morris Communications	672	121
Other long-term liabilities	174	85

Net cash provided by operating activities	15,274	18,304
INVESTING ACTIVITIES:
Capital expenditures	(2,502)	(5,640)
Acquisition of businesses, net of cash acquired	(770)	—

Net cash used in investing activities	(3,272)	(5,640)
FINANCING ACTIVITIES:
Repayment of long-term debt due Morris Communications	—	(3,000)
Proceeds from long-term debt	3,000	—
Loan receivable from Morris Communications	(17,500)	—
Net change due to allocations and intercompany reimbursements with Morris Communications	—	(9,997)

Net cash used in financing activities	(14,500)	(12,997)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,498)	(333)
CASH AND CASH EQUIVALENTS, beginning of period	7,342	7,993

CASH AND CASH EQUIVALENTS, end of period	$4,844	$7,660

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$12,781	$—
Interest paid to Morris Communications	$—	$6,863
Income taxes paid to Morris Communications	$3,050	$5,362

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

(FORMERLY MORRIS COMMUNICATIONS COMPANY, LLC NEWSPAPER BUSINESS SEGMENT)

Notes to Condensed consolidated financial statements (unaudited)

(Dollars in Thousands)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of Presentation and Nature of Operations – Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formerly named MCC Newspapers, LLC prior to July 2003. Prior to the formation of MCC Newspapers, LLC in 2001, the Morris Communications Company, LLC (“Morris Communications” or the “parent”) newspaper business segment operated as a division of Morris Communications.

These condensed consolidated financial statements of Morris Publishing, a wholly owned subsidiary of Morris Communications, include the consolidated financial statements of Morris Publishing subsequent to July 2003 and the combined financial statements of the Morris Communications Company, LLC Newspaper Business Segment for all periods prior to July 2003. Morris Communications legally transferred the net assets of its newspaper business segment to the Company. As a result, the Company has accounted for the assets and liabilities at historical cost, in a manner similar to that in pooling of interest accounting.

The accompanying condensed consolidated financial statements furnished here reflect all adjustments, which are in the opinion of management, necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the interim 2004 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2003. The accounting policies employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2003 and 2002 and for each of three years ended December 31, 2003.

Certain reclassifications of prior year amounts have been made to conform with the current year’s presentation.

2.	TRANSACTIONS WITH MORRIS COMMUNICATIONS

The Company receives certain services from, and has entered into certain transactions with, the parent. In 2003, costs of the services that are allocated to the Company were based on actual direct costs incurred or based on the Parent’s estimate of expenses relative to the services provided to the Company. The parent utilized factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to the Company. The Company believes that these allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been. In 2004, these costs are based on allocated costs and 4% of revenues for management fees.

Cash Management – Prior to August 2003, the Company’s cash was immediately transferred to Morris Communications, which used the cash to meet its and the Company’s obligations. The net amounts due to and (due from) Morris Communications, which have been deemed contributions from (distributions to) Morris Communications were approximately $(45,694) for the year ended December 31, 2003.

Management Fee – The Company was charged with certain corporate allocations from Morris Communications. Prior to August 7, 2003, these allocations were based on a combination of specifically identified costs, along with an estimate of 60% of the non-identifiable expenses relating to the Company. Subsequent to August 7, 2003, a fee equal to 4% of the revenues is charged to the Company, as defined in the management agreement. These corporate allocation expenses totaled $4,149, and $4,430 for the three months ended March 31, 2004 and 2003, respectively, and represent corporate costs incurred by Morris Communications on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and Shared Services Fee – The Company was charged with certain technology and shared services allocated from Morris Communications. These costs were allocated at 100% prior to August 7, 2003. Subsequent to August 7, 2003, these costs were allocated based on actual costs, as defined in the management agreement. These technology and shared services expenses incurred by Morris Communications on behalf of the Company totaled $3,531 and $2,700 for the three months ended March 31, 2004 and 2003, respectively.

Debt and Debt Related Allocations – The Company also charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to the Company. Prior to August 7, 2003, the Company was allocated Morris Communications’ debt, deferred debt costs, interest and amortization expenses. The allocated portion of Morris Communications’ debt is presented as due to Morris Communications and the deferred debt costs are presented as part of deferred loan costs and other assets on the accompanying consolidated financial statements. Interest expense, including amortization of debt issuance costs, recorded by the Company related to this debt was $5,865 for the three months ended March 31, 2003, and is included in interest expense in the accompanying consolidated financial statements.

Employees’ 401(k) Plan – Historically, the Company has participated in Morris Communications’ deferred compensation 401(k) plan, which is available to all employees. Under this plan, contributions by employees to the 401(k) plan are matched by Morris Communications up to 5% of pay. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,117 and $971 for the three months ended March 31, 2004 and 2003, respectively.

Retiree Health Care Benefits – Historically, the Company has participated in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. In June 2003, Morris Communications and the Company formally amended the plan, which requires the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2003.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $672 and $121 for the three months ended March 31, 2004 and 2003, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount were $20,219 and $19,547 as of March 31, 2004 and December 31, 2003, respectively.

The following is an estimate of the Company’s net periodic benefit cost for 2004:

Components of net periodic benefit cost:
Service cost	$723
Interest cost	2,200
Recognized net actuarial loss	782

Net periodic benefit cost	$3,705

Estimated Net Benefit Payments During 2004	$1,021

Health and Disability Plan – The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. In June 2003, Morris Communications and the Company formally amended the plan, which requires Morris Communications and the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications completed a formal actuarial valuation of the costs incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $3,408 and $3,189 for the three months ended March 31, 2004 and 2003, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,296 and $2,109 as of March 31, 2004 and December 31, 2003, respectively.

Workers’ Compensation Expense – The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $538 and $319 for the three months ended March 31, 2004 and 2003, respectively.

Property and Equipment – Historically, the Company has occupied and utilized certain property and equipment owned by the parent. Title to this property and equipment, along with the related depreciation and amortization, was passed to the Company on August 7, 2003. The Company was allocated $843 in depreciation and amortization expense for the three months ended March 31, 2004. Morris Communications conveyed legal title to the Company of the net property and equipment of $28,954 as of August 7, 2003, which is included in property and equipment in the accompanying financial statements.

Loan Receivable from Morris Communications – The Company is permitted to loan up to $40 million to Morris Communications, LLC or any of its wholly-owned subsidiaries outside the Publishing Group. The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature which are subject to an interest accrual.

The interest-bearing portion of the intercompany loan from Morris Communications bears interest at the same rate as the borrowings under the Credit Agreement (for 2003, this rate was LIBOR + 2.25%). Interest is accrued on the average outstanding long-term balance each month. As of March 31, 2004, $22,000 was outstanding as an intercompany loan due from Morris Communications. The Company has recorded $103 in interest income related to these borrowings during 2004.

3.	ACQUISITIONS

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $770. Based on a preliminary study, the purchase price was allocated to the estimated fair value of assets and liabilities acquired. The $245 estimated excess purchase price over the $351 fair value of the net assets acquired was allocated to goodwill and identifiable intangible assets. The results of operations have been recorded in the condensed consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the period acquired and the previously reported period would not have been material.

4.	LONG-TERM DEBT

Our net borrowing during the quarter ended March 31, 2004, resulted in an increase in our debt of $3.0 million against our revolving credit facility. The revolving credit loan terminates September 30, 2010. Under our current credit agreement, interest is at either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBOR rate. As of March 31, 2004, the interest rate on the revolver loans was 3.375%.

Long-term debt at March 31, 2004, and December 31, 2003 consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
Senior Subordinated Debt	$300,000	$300,000
Senior Credit Facilities	228,000	225,000

Total Long-Term Debt	$528,000	$525,000

5.	COMMITMENTS & CONTINGENCIES

The Company is the defendant or plaintiff in lawsuits related to normal business operations. In management’s opinion, the outcome of these matters will not have a material effect on the Company’s operations or financial position.

6.	RESTATEMENT

As previously disclosed in the Company’s annual report for the year ended December 31, 2003, the Company’s management determined that the allocations made to goodwill and intangible assets for certain acquisitions accounted for under the purchase method of accounting required revision. Prior to this revision, the Company did not separately identify indefinite and definite lived intangible assets from goodwill. See Note 10 to the audited consolidated financial statements for the year ended December 31, 2003 for further discussion on the restatement. As a result, goodwill, intangible assets, deferred taxes, member’s deficit and amortization expense have been restated from the amounts previously reported in accordance with accounting standards generally accepted in the United States of America. The decrease in goodwill was primarily attributable to amounts being allocated from goodwill to identifiable intangible assets. A summary of the significant effects of the restatement is as follows:

	March 31, 2003
	As Previously Reported	As Restated
For the three months ended March 31, 2003:
Depreciation and amortization	4,367	5,735
Operating income	19,580	18,212
Net income	8,285	7,449

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2004 and 2003 and with our consolidated financial statements for the year ended December 31, 2003.

Overview

Morris Publishing was formed in 2001 as “MCC Newspapers, LLC” to own and operate the newspaper business historically operated by our parent, Morris Communications. Discussions of Morris Publishing and our results of operations include the business as previously conducted by the Morris Communications newspaper business segment. We changed our name to Morris Publishing Group, LLC in July 2003.

Morris Publishing is in the business of owning and operating newspapers in mid-sized to small markets across the United States. Our newspapers derive their revenues primarily from advertising and circulation. We also print and distribute periodical publications and operate commercial printing operations as part of our newspaper operations in some of our markets. Other revenues consist primarily of commercial printing revenues. Our primary operating expenses (before depreciation and amortization) are personnel costs and newsprint, ink and supplements. Our earnings are sensitive to changes in newsprint prices. Historically newsprint prices have fluctuated substantially.

The financial information we have included in this document reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by Morris Communications. Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services would have been.

We restated our condensed consolidated financial statements for the three months ended March 31, 2003. This management’s discussion and analysis of financial condition and results of operations gives effect to this restatement.

We have one reporting segment with two primary sources of revenue: Advertising and Circulation. For the quarter ended March 31, 2004, the advertising segment represented 79.5% of total operating revenues. Retail, Classified and National advertising revenue represented 51.8%, 40.2%, and 8.0.% respectively, of total advertising revenue. Circulation revenue comprised 16.5% of total operating revenue.

The following Business Summary discusses our results of operations:

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and market dominance. Circulation revenue is based on the number of copies sold.

Our retail category in 2004, compared with the same period in 2003, was slightly up .3%. We continue to see softness in retail primarily due to the continued shake out in department store advertising. Most of our large department store advertising was down.

The classified category was up 6.5% for the quarter, representing 40.2% of total advertising revenues in the first quarter. Our classified automotive advertising revenues for the first quarter were down 5.4%. This was the only classified category not showing an increase. The remaining categories were very strong. Classified real estate revenues were up 15.6% in the first quarter. Real estate continues to be strong as the indication that rates may climb somewhat is a motivation for buyers to “act now”. Classified help-wanted advertising revenues were up by 9.9%. Classified advertising overall is starting to show some sustained growth.

National advertising revenues, which represented approximately 8% of our total advertising in the first quarter, were up 21.8% compared to the same period last year. Most of this increase came from our Jacksonville market. This market was named one of three national test markets for Movie Beam, a new product being introduced by Disney. However, many of our other markets also showed gains.

Our online advertising revenue makes up just over 4% of our total advertising revenue. It is growing at a rate of almost 35% on the average compared to the same periods the previous year. In this quarter it was responsible for over 33.4% of the total increase in advertising revenues. In the first quarter online advertising revenue was up 31.1% compared to the same period last year.

Circulation growth continues to be challenging. We are committed to growing circulation for the year despite a decline in the first quarter. Our plans in the remaining quarters of 2004 include telemarketing and selective discounting, along with increased use of crew sales and kiosks. Additionally, we are focusing on retaining current customers through stronger retention efforts. Our retention efforts include increased customer service, lengthening the subscriptions periods for new and existing customers, and enhanced payment methods. Recently enacted telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations will have an impact on our ability to source subscriptions through telemarketing. This has accounted for an estimated 30% of our new starts in circulation.

During the first quarter of 2004, overall costs were up 5.1%; despite a 14.4% rise in the average price per ton of newsprint and a 10.0% increase in health care costs. For the remaining three quarters of 2004, we expect these increases to continue.

Net interest expense increased by $2.0 million, or 33.4%, in the first quarter of 2004 compared with the same period in 2003. This was due primarily due to a higher weighted-average interest rate.

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, objective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended March 31, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report for the fiscal year December 31, 2003.

Results of operations for the three months ended March 31, 2004 and March 31, 2003

Operating revenues. The table below presents operating revenue and related statistics for newspaper operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003:

	Three months ended March 31,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating revenues:
Advertising
Retail	$44,486	$44,364	$122	0.3%
Classified	34,444	32,330	2,114	6.5%
National	6,902	5,667	1,235	21.8%

Total	85,832	82,361	3,471	4.2%
Circulation	17,865	17,935	(70)	(0.4)%
Other	4,314	4,471	(157)	(3.5)%

Total operating revenues	$108,011	$104,767	$3,244	3.1%

Operating revenues increased by $3.2 million, to $108.0 million for the quarter ended March 31, 2004 from $104.8 million for the quarter ended March 31, 2003. Advertising revenue increased $3.5 million, or 4.2%. All categories showed gains over the same period last year. Classified continued to grow primarily on the strength of all its categories with the exception of automotive. Real estate continues strong up just over 15% over the same period last year as housing affordability remains at all time highs. The indication that interest rates are likely to increase is a motivation for buyers to act now coupled with the fact that this is the beginning of the spring selling season. Help wanted gained almost 10% over the same period last year. This category is starting to show some sustained growth nationally and we are beginning to benefit from this growth. The all other category consisting primarily of private party advertising was up over the same period last year by just over 8.1%. Automotive was down by 5.4% compared to the same period last year. The increase in advertising revenue was offset by shortfalls in both circulation and other revenue categories.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003:

	Three months ended March 31,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating expenses:
Labor and employee benefits	$43,493	$41,626	$1,867	4.5%
Newsprint, ink and supplements	13,022	12,398	624	5.0%
Other operating costs	29,303	26,796	2,507	9.4%
Depreciation and amortization	5,139	5,735	(596)	(10.4)%

Total operating expenses	$90,957	$86,555	$4,402	5.1%

Operating expenses increased by $4.4 million, to $91.0 million for the quarter ended March 31, 2004 from $86.6 million during the quarter ended March 31, 2003. Labor and employee benefits increased $1.9 million, or 4.5%. Employee benefits accounted for $1.5 million of the increase and were up 20.6% over the same period last year. Total salaries and wages were up by 1.1%. Newsprint, ink and supplements increased by $0.6 million, or 5.0%, to $13.0 million. An increase in the price of newsprint of just over 14.4% was partially offset by consumption. Other operating costs increased by $2.5 million, or 9.4%, primarily due to an increase in management fees of $0.6 million, insurance of $0.3 million, rent of $0.3 million and distribution costs of $0.3 million All other costs in this category were up $0.6 million or 4.0%. We anticipate increases in other operating costs to be less than this percentage in future periods. Depreciation and amortization declined $0.6 million, or 10.4%.

Interest expense. Interest expense, including amortization of debt issuance cost, net of interest income, increased $2.0 million, or 33.4%, in the quarter ended March 31, 2004 from $5.9 million for the quarter ended March 31, 2003.

Provision for income taxes. The provision for income taxes decreased by $1.3 million, or 27.0%, to $3.5 million in the quarter ended March 31, 2004 from $4.8 million for the quarter ended March 31, 2003. The decrease in the provision was caused by a decrease in income.

Net income. As a result of the factors described above, our net income decreased by $2.1million, or 28.4%, from $7.4 million for the quarter ended March 31, 2003.

Liquidity and capital resources

Our principal sources of liquidity are existing cash and cash equivalents, cash flows provided from operating activities and borrowing capacity under revolving credit facilities. We believe that cash on hand, cash flows provided from operating activities and amounts available as revolving credit under our credit facilities will be sufficient to meet our operating requirements for the next three years.

Our primary needs for cash are funding operating expenses, debt service on the new credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $4.8 million at March 31, 2004, compared with $7.3 million at December 31, 2003. We generally use all available cash to pay down debt. We expect to maintain relatively low cash balances in order to reduce our revolving loan balance and/or make loans and distributions to our parent.

Our net borrowing during the quarter resulted in an increase in our debt of $3.0 million, which we borrowed under our revolving credit facility.

Our credit facility and indenture allows us to make loans to our parent. During the quarter, an additional $17.5 million was loaned to Morris Communications making the total loan outstanding $22.0 million. The loan is re-payable on demand and bears the same interest rate as our revolving credit facility—LIBOR plus 2.25% which at 3/31/2004 was 3.375%.

We expect our capital expenditures will be approximately $20.0 to $25.0 million in 2004, of which, as of March 31, 2004, we have spent approximately $2.6 million.

Cash flows for the three months ended March 31, 2004 and March 31, 2003

Operating activities. Net cash flows provided by operating activities decreased by $3.0 million to $15.3 million in the first three months of 2004 as compared to the same period in 2003.

Investing activities. Net cash flows used in investing activities decreased by $2.3 million to $3.3 million in the first three months of 2004.

Financing activities. Net cash flows used in financing activities increased by $1.5 million from $13.0 million in the first three months of 2003 to $14.5 million in the first three months of 2004.

As of March 31, 2004, our total debt was $528.0 million and our annualized cost of debt capital was approximately 5.5%. On such date, approximately $110.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. As of March 31, 2004, we were in compliance with all covenants under our debt arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ critical accounting policies from the critical accounting policies discussed under the registrants’ market risk position from the information provided in our Prospectus dated May 13, 2004 filed with the Securities and Exchange Commission on Form 424b3. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said Prospectus.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based upon that evaluation, the chief executive officer and the chief financial officer of the registrants concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the registrants in reports that they file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 15d-15(d) under the Exchange Act during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(b) Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: June 25, 2004	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: June 25, 2004	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)