Form 10-Q
period 2004-06-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2004-08-13
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These are statements that relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Managements discussion and analysis of financial condition and results of operations” in Item 2 of this report.

Generally, the words anticipates, believes, expects, intends, estimates, projects, plans and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy; and

•	other risks and uncertainties.

PART I

ITEM 1.	FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,076	$7,342
Accounts receivable, net of allowance for doubtful accounts of $3,038 at June 30, 2004 and $2,793 at December 31, 2003	50,677	52,177
Inventories	3,712	3,796
Deferred income taxes	2,414	2,458
Prepaid and other current assets	1,124	1,086

Total current assets	68,003	66,859

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	39,500	4,500

NET PROPERTY AND EQUIPMENT	149,161	150,353

OTHER ASSETS:
Goodwill	185,972	185,552
Intangible assets, net of accumulated amortization of $49,999 at June 30, 2004 and $47,251 at December 31, 2003	23,857	26,258
Deferred loan costs and other assets, net of accumulated loan amortization of $1,267 at June 30, 2004 and $576 at December 31, 2003	13,092	13,611

	222,921	225,421

Total assets	$479,585	$447,133

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,688	$563
Accounts payable	8,040	7,542
Accrued interest	9,155	8,989
Due to Morris Communications	770	339
Deferred revenues	17,466	16,678
Accrued employee costs	11,987	10,590
Other accrued liabilities	3,261	2,083

Total current liabilities	52,367	46,784
LONG-TERM DEBT, less current portion	536,312	524,437
DEFERRED INCOME TAXES, less current portion	22,086	22,528
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	21,400	19,547
OTHER LONG-TERM LIABILITIES	3,329	3,298

Total liabilities	635,494	616,594
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBER’S DEFICIT	(155,909)	(169,461)

Total liabilities and member’s deficit	$479,585	$447,133

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2004	2003	2004	2003
		(As restated, See Note 6)		(As restated, See Note 6)
NET OPERATING REVENUES:
Advertising	$92,306	$88,719	$178,138	$171,053
Circulation	17,431	17,810	35,296	35,745
Other	4,890	4,597	9,204	9,095

Total net operating revenue	114,627	111,126	222,638	215,893

OPERATING EXPENSES:
Labor and employee benefits	44,956	42,295	88,449	83,921
Newsprint, ink and supplements	13,512	13,037	26,534	25,435
Other operating costs (excluding depreciation and amortization)	29,739	27,008	59,043	53,804
Depreciation and amortization	5,169	4,155	10,308	9,890

Total operating expenses	93,376	86,495	184,334	173,050

Operating income	21,251	24,631	38,304	42,843

OTHER EXPENSES:
Interest expense, including amortization of debt issuance costs	8,008	5,563	15,820	11,419
Other, net	(259)	53	130	130

Total other expense	7,749	5,616	15,950	11,549

INCOME BEFORE INCOME TAXES	13,502	19,015	22,354	31,294
PROVISION FOR INCOME TAXES	5,306	7,344	8,838	12,173

NET INCOME	$8,196	$11,671	$13,516	$19,121

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

	Six Months Ended June 30,
(Dollars in thousands)	2004		2003
			(as restated, see note 6)
OPERATING ACTIVITIES:
Net income		$13,516	$19,121
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization		10,308	9,890
Deferred income taxes		(398)	(1,064)
Amortization of debt issuance costs		691	580
Loss on disposal of assets		426	64
Loss on extinguishment of debt
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable		1,575	2,566
Inventories		84	350
Prepaids and other current assets		(38)	(458)
Other assets		(222)	(123)
Accounts payable		485	(1,039)
Due to Morris Communications		419
Accrued employee costs		1,397	(484)
Accrued interest		166	(3,050)
Deferred revenues and other liabilities		1,961	1,653
Postretirement obligations due to Morris Communications		1,853	243
Other long-term liabilities		31	86

Net cash provided by operating activities		32,254	28,335
INVESTING ACTIVITIES:
Capital expenditures		(6,783)	(9,432)
Acquisition of businesses, net of cash acquired		(737)

Net cash used in investing activities		(7,520)	(9,432)
FINANCING ACTIVITIES:
Repayment of long-term debt due Morris Communications		0	6,000
Proceeds from long-term debt		13,000	0
Loan receivable from Morris Communications		(35,000)	0
Net change due to allocations and intercompany reimbursements with Morris Communications		0	(25,582)

Net cash used in financing activities		(22,000)	(19,582)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS		2,734	(679)
CASH AND CASH EQUIVALENTS, beginning of period		7,342	7,993

CASH AND CASH EQUIVALENTS, end of period		$10,076	$7,314

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid		$14,879	$
Interest paid to Morris Communications	$		$10,736
Income taxes paid to Morris Communications		$9,235	$9,582

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

Management Fee – The Company was charged with certain corporate allocations from Morris Communications. Prior to August 7, 2003, these allocations were based on a combination of specifically identified costs, along with an estimate of 60% of the non-identifiable expenses relating to the Company. Subsequent to August 7, 2003, a fee equal to 4% of the revenues is charged to the Company, as defined in the management agreement. These corporate allocation expenses totaled $8,906, and $6,544 for the six months ended June 30, 2004 and 2003, respectively, and represent corporate costs incurred by Morris Communications on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and Shared Services Fee – The Company was charged with certain technology and shared services allocated from Morris Communications. These costs were allocated at 100% prior to August 7, 2003. Subsequent to August 7, 2003, these costs were allocated based on actual costs, as defined in the management agreement. These technology and shared services expenses incurred by Morris Communications on behalf of the Company totaled $6,347 and $8,145 for the six months ended June 30, 2004 and 2003, respectively.

Debt and Debt Related Allocations – The Company also charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to the Company. Prior to August 7, 2003, the Company was allocated Morris Communications’ debt, deferred debt costs, interest and amortization expenses. The allocated portion of Morris Communications’ debt is presented as due to Morris Communications and the deferred debt costs are presented as part of deferred loan costs and other assets on the accompanying consolidated financial statements. Interest expense, including amortization of debt issuance costs, recorded by the Company related to this debt was $11,419 for the six months ended June 30, 2003, and is included in interest expense in the accompanying consolidated financial statements.

Employees’ 401(k) Plan – Historically, the Company has participated in Morris Communications’ deferred compensation 401(k) plan, which is available to all employees. Under this plan, contributions by employees to the 401(k) plan are matched by Morris Communications up to 5% of pay. Expenses were allocated to the Company based on specific identification of employer matching contributions of $2,161 and $1,964 for the six months ended June 30, 2004 and 2003, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $1,853 and $258 for the six months ended June 30, 2004 and 2003, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount were $21,400 and $19,547 as of June 30, 2004 and December 31, 2003, respectively.

The following is an estimate of the Company’s net periodic benefit cost for 2004:

Components of net periodic benefit cost:
Service cost	$723
Interest cost	2,200
Recognized net actuarial loss	782

Net periodic benefit cost	$3,705

Estimated Net Benefit Payments During 2004	$1,021

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will provide a federal subsidy beginning in 2006 to postretirement medical plans which provide prescription drug benefits to retirees. The subsidy will provide plan sponsors 28% of individual retirees’ annual prescription drug costs between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, would have the effect of decreasing liabilities and costs reported under the current accounting guidance for plans which are at least actuarially equivalent to the Medicare Part D benefit.

The following is a comparison of the benefits offered by the Company’s retiree health care plan and the Medicare D plan:

	Medicare Part D	Morris Publishing

Deductible	$250	$0

Coinsurance Non-preferred	75% for the first $2,250 then 95% in excess of $5,100	100% Preferred/80%

Copay	none	$10 (generic) up to $40

Retiree Cost	$420/year	$0 with medical coverage

From this comparison of benefits, it is fairly evident the Company’s postretirement medical benefits are at least actuarially equivalent to Medicare Part D. Once more guidance is issued the cost savings will be calculated for the plan going forward.

Health and Disability Plan – The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. In June 2003, Morris Communications and the Company formally amended the plan, which requires Morris Communications and the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications completed a formal actuarial valuation of the costs incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $7,174 and $6,305 for the six months ended June 30, 2004 and 2003, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,294 and $2,205 as of June 30, 2004 and December 31, 2003, respectively.

Workers’ Compensation Expense – The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $1,077 and $636 for the six months ended June 30, 2004 and 2003, respectively.

Property and Equipment – Historically, the Company has occupied and utilized certain property and equipment owned by the parent. Title to this property and equipment, along with the related depreciation and amortization, was passed to the Company on August 7, 2003. The Company was allocated $1,686 in depreciation and amortization expense for the six months ended June 30, 2003. Morris Communications conveyed legal title to the Company of the net property and equipment of $28,954 as of August 7, 2003, which is included in property and equipment in the accompanying financial statements.

Loan Receivable from Morris Communications – Under its debt arrangements, the Company is permitted to loan up to $40 million to Morris Communications, LLC or any of its wholly-owned subsidiaries outside the Publishing Group. The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature which are subject to an interest accrual.

The interest-bearing portion of the intercompany loan from Morris Communications bears interest at the same rate as the borrowings under the Credit Agreement (for 2003, this rate was LIBOR + 2.25%). Interest is accrued on the average outstanding long-term balance each month. As of June 30, 2004, $39,500 was outstanding as an intercompany loan due from Morris Communications. The Company has recorded $496 in interest income related to these borrowings during 2004.

3.	ACQUISITIONS

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $770. The purchase price was allocated to the estimated fair value of assets and liabilities acquired. The excess purchase price over the $49 fair value of the net assets was allocated with $377 allocated to goodwill, $294 allocated to subscriber and advertiser relations, and $50 allocated to noncompetition agreements. The subscriber and advertiser relations are being amortized over a 15-year life and the noncompetition agreement over a 5-year life. The results of operations have been recorded in the condensed consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the period acquired and the previously reported period would not have been material.

During April, 2004, Morris Communications, LLC contributed the ownership of Skirt Charleston, a monthly free publication located in Charleston, South Carolina, to the Company. As a result, there has been a change in reporting entity during the second quarter and the Company has restated its beginning member’s interests and its 2003 condensed consolidated financial statements to reflect the net assets and results of the operations for the new reporting entity from November 2003, the time of the Skirt Charleston acquisition by Morris Communications, LLC. All transfers have been recorded at their historical carrying amounts, which approximated $1,335. The excess capital contribution over the $168 fair value of the net assets was allocated with $804 allocated to goodwill.

4.	LONG-TERM DEBT

Our net borrowing during the quarter ended June 30, 2004, resulted in an increase in our debt of $13.0 million against our revolving credit facility. The revolving credit loan terminates September 30, 2010. Under our current credit agreement, interest is at either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBOR rate. As of June 30, 2004, the interest rate on the revolver loans was 3.531%.

Long-term debt at June 30, 2004, and December 31, 2003 consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
Senior Subordinated Debt	$300,000	$300,000
Senior Credit Facilities	238,000	225,000

Total Long-Term Debt	$538,000	$525,000

5.	COMMITMENTS & CONTINGENCIES

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

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

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
At June 30, 2003:
Depreciation and amortization	$2,787	$4,155	$7,154	$9,890
Operating income	25,999	24,631	45,579	42,843
Net income	12,507	11,671	20,792	19,121

7.	SUBSEQUENT EVENTS

On July 16, 2004, the Company realigned various aspects of its credit facility. The $225,000 term loan under the August 7, 2003 agreement was increased and split into two pieces, a $100,000 Series A Term Loan and a $150,000 Series C Term Loan. At the same time, the revolving credit line was reduced from $175,000 to $150,000. The total facility remains unchanged at $400,000. This amendment was affected principally to reduce interest rates on the term loan portion of the credit facility. Debt covenants generally remain unchanged. Scheduled principal payments have changed somewhat with the replacement of the single term loan with the two term loans (A and C), but the final payment is still scheduled for March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and with our consolidated financial statements for the year ended December 31, 2003.

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

We restated our condensed consolidated financial statements for the three and six months ended June 30, 2003. This management’s discussion and analysis of financial condition and results of operations gives effect to this restatement.

We have one reporting segment with two primary sources of revenue: Advertising and Circulation. For the quarter ended June 30, 2004, the advertising segment represented 80.5% of total operating revenues. Retail, Classified and National advertising revenue represented 51.5%, 41.0%, and 7.5% respectively, of total advertising revenue. Circulation revenue comprised 15.2% of total operating revenue.

The following Business Summary discusses our results of operations:

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and market dominance. Circulation revenue is based on the number of copies sold.

Our total revenue for the quarter ended June 30, 2004 exceeded the comparable period last year by 3.2%. Advertising revenues were 4.0% above the comparable period. Circulation revenue was 2.1% less than the second quarter last year and was partially offset by an increase in other revenue of 6.4%.

Circulation growth continues to be challenging. Recently enacted telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations has impacted our ability to source subscriptions through telemarketing. Historically, this has accounted for an estimated 30% of our new starts in circulation. We have several initiatives underway to lessen the impact of this legislation. We are focusing on retaining current customers through stronger retention efforts; lengthening the subscriptions periods for new and existing customers; offering enhanced payment methods; and increasing service levels.

During the second quarter of 2004, overall costs were up 8.0% compared to the same period last year; despite a 9.8% rise in the average price per ton of newsprint and a 24.5% increase in employee benefits. We will continue to experience cost pressure from newsprint and health care costs throughout the remainder of the year.

Primarily due to refinancing our total debt and issuing $300,000 million of 7% Senior Subordinated Notes due 2013, our weighted-average interest rate increased over the same period last year by $2.0 million, or 33.4% in the second quarter of 2004 compared with the same period in 2003.

Recent Events

On July 16, 2004 various aspects of our senior credit facility were realigned. We amended the terms of our $400 million senior credit facilities, replacing our $225 million Tranche B Term Loans with $100 million of new Tranche A Term Loans and $150 million of Tranche C Term Loans. We also reduced our Revolving Credit Commitments from $175 million to $150 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A Term Loans and 0.50% on the Tranche C Term Loans, below the then applicable rate on the Tranche B Term Loans.

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

We believe there have been no significant changes during the quarter ended June 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus dated May 13, 2004 filed with the securities and Exchange Commission on Form 424b3.

Results of operations for the three months ended June 30, 2004 and June 30, 2003

Operating revenues. The table below presents operating revenue for newspaper operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003:

	Three Months ended June 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating revenues:
Advertising
Retail	$47,590	$47,020	$570	1.2%
Classified	37,829	34,993	2,836	8.1%
National	6,887	6,706	181	2.7%

Total	92,306	88,719	3,587	4.0%
Circulation	17,431	17,810	(379)	(2.1%)
Other	4,890	4,597	293	6.4%

Total operating revenues	$114,627	$111,126	$3,501	3.2%

Operating revenues increased by $3.5 million, to $114.6 million for the quarter ended June 30, 2004 from $111.1 million for the quarter ended June 30, 2003. Advertising revenue increased $3.6 million, or 4.0%. All the major advertising categories showed gains over the same period last year. Classified continued to grow primarily on the strength of all its categories with the exception of automotive which was down by 1.5%. Real estate continued strong up by 18.7% over the same period last year. Housing affordability continues to remain strong fueled by favorable mortgage rates. Help wanted gained just over 11% compared to the same period last year. This category continues to show some sustained growth nationally and we are beginning to benefit from this growth. The all other category consisting primarily of private party advertising was up over the same period last year by just over 7.4%. Circulation revenue was down by $0.4, to $17.4 million for the quarter ended June 30, 2004 from $17.8 million. This was partially offset by a gain in the other revenue category of $0.3, to $4.9 million from $4.6 million in the comparable period.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2003:

	Three Months ended June 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating expenses:
Labor and employee benefits	$44,956	$42,295	$2,661	6.3%
Newsprint, ink and supplements	13,512	13,037	475	3.6%
Other operating costs	29,739	27,008	2,731	10.1%
Depreciation and amortization	5,169	4,155	1,014	24.4%

Total operating expenses	$93,376	$86,495	$6,881	8.0%

Operating expenses increased by $6.9 million, to $93.4 million for the quarter ended June 30, 2004 from $86.5 million during the quarter ended June 30, 2003. Labor and employee benefits increased $2.7 million, or 6.3%. Employee benefits accounted for $1.7 million of the increase and were up 24.5% over the same period last year. Total salaries and wages were up by $1.0 million, or 2.7%. Newsprint, ink and supplements increased by $0.5 million, or 3.6%, to $13.5 million. An increase in the average price of newsprint of 9.8% was partially offset by consumption. Other operating costs increased by $2.7 million, or 10.1%, primarily due to an increase in insurance of $0.4 million, rent of $0.3 million, distribution costs of $0.3 million, professional services of $0.7 and all other of $0.9 million. Depreciation and amortization increased $1.0 million, or 24.4% primarily resulting from asset additions.

Interest expense. Interest expense, including amortization of debt issuance cost, net of interest income, increased $2.0 million, or 37.5%, in the quarter ended June 30, 2004 from $5.6 million for the quarter ended June 30, 2003.

Provision for income taxes. The provision for income taxes decreased by $2.0 million, or 27.8%, to $5.3 million in the quarter ended June 30, 2004 from $7.3 million for the quarter ended June 30, 2003. The decrease in the provision was caused by a decrease in income.

Net income. As a result of the factors described above, our net income decreased by $3.5 million, or 29.8% to $8.2 million from $11.7 million for the quarter ended June 30, 2003.

Results of operations for the six months ended June 30, 2004 and June 30, 2003

Operating revenues. The table below presents operating revenue for newspaper operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003:

	Six Months ended June 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating revenues:
Advertising
Retail	$92,075	$91,384	$691	0.8%
Classified	72,273	67,295	4,978	7.4%
National	13,790	12,374	1,416	11.4%

Total	178,138	171,053	7,085	4.1%
Circulation	35,296	35,745	(449)	(1.3%)
Other	9,204	9,095	109	1.2%

Total operating revenues	$222,638	$215,893	$6,745	3.1%

Operating revenues increased by $6.7 million, to $222.6 million for the six months ended June 30, 2004 from $215.9 million for the six months ended June 30, 2003. Advertising revenue increased $7.0 million, or 4.1%. All categories showed gains over the same period last year. Retail remains up despite declines in the department store category primarily from store closings by Kmart in some of our markets and reduced spending by Eckerd’s Drugs due to their impending sale. Classified continued to grow primarily on the strength of all its categories with the exception of automotive. Help wanted was 10.5% over the same period last year. We continue to benefit from a strengthening employment market. The all other category consisting primarily of private party advertising was up over the same period last year by just over 7.7%. Automotive was down by 3.4% compared to the same period last year. The increase in advertising revenue was offset by a shortfall in circulation revenue.

Operating expenses. The table below presents operating costs for newspaper operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003:

	Six Months ended June 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in Thousands)	2004	2003
Operating expenses:
Labor and employee benefits	$88,449	$83,921	$4,528	5.4%
Newsprint, ink and supplements	26,534	25,435	1,099	4.3%
Other operating costs	59,043	53,804	5,239	9.7%
Depreciation and amortization	10,308	9,890	418	4.2%

Total operating expenses	$184,334	$173,050	$11,284	6.5%

Operating expenses increased by $11.3 million, to $184.3 million for the six months ended June 30, 2004 from $173.0 million during the six months ended June 30, 2003. Labor and employee benefits increased $4.5 million, or 5.4%. Employee benefits accounted for $3.2 million of the increase and were up 22.5% over the same period last year. Total salaries and wages were up by $1.3 million or 1.9%. Newsprint, ink and supplements increased by $1.1 million, or 4.3%, to $26.5 million. An increase in the price of newsprint of 8.4% was partially offset by a decrease in consumption. Other operating costs increased by $5.2 million, or 9.7%, primarily due to an increase in management fees of $0.6 million, insurance of $0.7 million, rent of $0.6 million and distribution costs of $0.6 million All other costs in this category were up $1.5 million or 5.2%. Depreciation and amortization increased $0.4 million, or 4.2%.

Interest expense. Interest expense, including amortization of debt issuance cost, net of interest income, increased $3.9 million, or 34.2%, in the six months ended June 30, 2004 from $11.4 million for the six months ended June 30, 2003.

Provision for income taxes. The provision for income taxes decreased by $3.3 million, or 27.4%, to $8.8 million in the six months ended June 30, 2004 from $12.2 million for the six months ended June 30, 2003. The decrease in the provision was caused by a decrease in income.

Net income. As a result of the factors described above, our net income decreased by $5.6 million, or 29.3%, from $19.1 million for the six months ended June 30, 2003.

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

Cash was $10.1 million at June 30, 2004, compared with $7.3 million at December 31, 2003. We generally use all available cash to pay down debt. We expect to maintain relatively low cash balances in order to reduce our revolving loan balance and/or make loans and distributions to our parent.

Our net borrowing during the quarter resulted in an increase in our debt of $13.0 million, which we borrowed under our revolving credit facility.

Our credit facility and indenture allows us to make loans to our parent. During the quarter, an additional $17.5 million was loaned to Morris Communications making the total loan outstanding $39.5 million. The loan is re-payable on demand and bears the same interest rate as our revolving credit facility—LIBOR plus 2.25% which at June 30, 2004 was 3.375%.

We expect our capital expenditures will be approximately $20.0 to $25.0 million in 2004, of which, as of June 30, 2004, we have spent approximately $6.8 million.

Cash flows for the six months ended June 30, 2004 and June 30, 2003

Operating activities. Net cash flows provided by operating activities increased by $4.0 million to $32.3 million in the first six months of 2004 as compared to the same period in 2003.

Investing activities. Net cash flows used in investing activities decreased by $1.9 million to $7.5 million in the first six months of 2004.

Financing activities. Net cash flows used in financing activities increased by $2.4 million from $19.6 million in the first six months of 2003 to $22.0 million in the first six months of 2004.

As of June 30, 2004, our total debt was $538.0 million and our annualized cost of debt capital was approximately 5.5%. On such date, approximately $84.0 million could be borrowed and used for general corporate purposes under the most restrictive covenants in our debt arrangements. As of June 30, 2004, we were in compliance with all covenants under our debt arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company’s critical accounting policies from the critical accounting policies discussed under the Company’s market risk position from the information provided in our Prospectus dated May 13, 2004 filed with the Securities and Exchange Commission on Form 424b3. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. There were no changes in our internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There has not been any change in the company’s internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Report on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit Description

31.1	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

(b) Reports on Form 8-K:

(1)	Form 8-K filed May 18, 2004 reporting under Item 12 Morris Publishing’s announcement by press release of its results for the first quarter of 2004, and reporting the distribution to note holders of its 2003 annual report and its first quarter report for 2004.

(2)	Form 8-K filed June 25, 2004 reporting under Item 9 Morris Publishing’s announcement by press release that Morris Publishing engaged J.P. Morgan Securities, Inc. to seek to arrange and syndicate restructured term loans under its senior credit facilities.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 11, 2004	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: August 11, 2004	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)