Form 10-Q
period 2004-09-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2004-11-12
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street

Augusta, Georgia 30901

(Address of principal executive offices)

(706) 724-0851

(Registrants’ Telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of Morris Publishing’s 7% Senior Subordinated Notes Due 2013 in order to facilitate their issuance. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. Separate financial statements for Morris Publishing Finance Co. are not provided. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC. Morris Publishing Group was formed in 2001 and took over the operations of the newspaper business segment of our “Parent”, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 refer to our business as previously conducted by the Morris Communications’ newspaper business segment.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. These are statements that relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Managements Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,143	$7,342
Accounts receivable, net of allowance for doubtful accounts of $3,009 at September 30, 2004 and $2,793 at December 31, 2003	50,836	52,177
Due from Morris Communications	18	—
Inventories, net	3,145	3,796
Deferred income taxes, net	2,389	2,458
Prepaid and other current assets	1,253	1,086

Total current assets	75,784	66,859

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	5,000	4,500

NET PROPERTY AND EQUIPMENT	152,947	150,353

OTHER ASSETS:
Goodwill	186,004	185,552
Intangible assets, net of accumulated amortization of $51,394 at September 30, 2004 and $47,251 at December 31, 2003	22,462	26,258
Deferred loan costs and other assets, net of accumulated loan amortization of $1,672 at September 30, 2004 and $576 at December 31, 2003	13,442	13,611

	221,908	225,421

Total assets	$455,639	$447,133

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$4,875	$563
Accounts payable	7,720	7,542
Accrued interest	4,037	8,989
Due to Morris Communications	—	339
Deferred revenues	17,070	16,678
Accrued employee costs	13,164	10,590
Other accrued liabilities	4,175	2,083

Total current liabilities	51,041	46,784
LONG-TERM DEBT, less current portion	555,125	524,437
DEFERRED INCOME TAXES, less current portion	22,484	22,528
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	22,327	19,547
OTHER LONG-TERM LIABILITIES	3,339	3,298

Total liabilities	654,316	616,594
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER’S DEFICIT	(198,677)	(169,461)

Total liabilities and member’s deficit	$455,639	$447,133

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
		(As restated, See Note 8)		(As restated, See Note 8)
NET OPERATING REVENUES:
Advertising	$91,211	$84,836	$269,349	$255,889
Circulation	17,351	17,759	52,647	53,504
Other	4,365	4,434	13,569	13,529

Total net operating revenue	112,927	107,029	335,565	322,922

OPERATING EXPENSES:
Labor and employee benefits	44,848	43,442	133,297	127,363
Newsprint, ink and supplements	13,354	12,181	39,888	37,616
Other operating costs (excluding depreciation and amortization)	30,024	28,823	89,067	82,627
Depreciation and amortization expense	5,292	5,256	15,600	15,146

Total operating expenses	93,518	89,702	277,852	262,752

Operating income	19,409	17,327	57,713	60,170

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	8,166	6,745	23,986	18,164
Loss on extinquishment of debt	—	5,957	—	5,957
Interest income	(458)	(15)	(963)	(24)
Other, net	(195)	57	440	196

Total other expense, net	7,513	12,744	23,463	24,293

INCOME BEFORE INCOME TAXES	11,896	4,583	34,250	35,877
PROVISION FOR INCOME TAXES	4,664	1,630	13,502	13,803

NET INCOME	$7,232	$2,953	$20,748	$22,074

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
		(as Restated, see Note 8)
OPERATING ACTIVITIES:
Net income	$20,748	$22,074
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	15,600	15,146
Deferred income taxes	25	834
Amortization of debt issuance costs	1,305	990
Loss on disposal of property and equipment, net	62	52
Loss on extinguishment of debt	—	5,957
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	1,386	1,543
Inventories	651	628
Prepaids and other current assets	(167)	(336)
Other assets	(301)	(517)
Accounts payable	178	2,285
Due to Morris Communications	(357)	(7,771)
Accrued employee costs	2,574	676
Accrued interest	(4,952)	(171)
Deferred revenues and other liabilities	2,484	3,617
Postretirement obligations due to Morris Communications	2,780	283
Other long-term liabilities	41	780

Net cash provided by operating activities	42,057	46,070
INVESTING ACTIVITIES:
Capital expenditures	(15,078)	(14,278)
Proceeds from sale of property and equipment	972	—
Acquisition of businesses, net of cash acquired	(816)	(250)

Net cash used in investing activities	(14,922)	(14,528)
FINANCING ACTIVITIES:
Repayment of long-term debt due Morris Communications	—	(516,000)
Proceeds from revolving credit	10,000	—
Proceeds from long-term debt	25,000	544,000
Loan receivable from Morris Communications	(500)	—
Payment of debt issuances costs	(834)	(12,683)
Dividends paid to Morris Communications	(50,000)
Net change due to allocations and intercompany reimbursements with Morris Communications	—	(44,658)

Net cash used in financing activities	(16,334)	(29,341)
NET INCREASE IN CASH AND CASH EQUIVALENTS	10,801	2,201
CASH AND CASH EQUIVALENTS, beginning of period	7,342	7,993

CASH AND CASH EQUIVALENTS, end of period	$18,143	$10,194

SUPPLEMENTAL DISCLOSURES:
Interest paid	$27,614	$—
Interest paid to Morris Communications	$—	$17,186
Income taxes paid to Morris Communications	$13,477	$15,400

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

(FORMERLY MORRIS COMMUNICATIONS COMPANY, LLC NEWSPAPER BUSINESS SEGMENT)

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of Presentation and Nature of Operations– Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formed in November 2001 from the newspaper assets of Morris Communications Company, LLC (“Morris Communications” or the “Parent”). Prior to the formation of Morris Publishing, the newspaper business segment operated as a division of Morris Communications. Between this formation and July 2003, Morris Publishing operated as MCC Newspapers, LLC.

These condensed consolidated financial statements of Morris Publishing, a wholly owned subsidiary of Morris Communications, include the consolidated financial statements of Morris Publishing subsequent to July 2003 and the combined financial statements of the Morris Communications Company, LLC Newspaper Business Segment for all periods prior to July 2003. In November 2001 and August 2003, Morris Communications legally transferred the net assets of its newspaper business segment to the Company. As a result, the Company has accounted for the assets and liabilities at historical cost, in a manner similar to that in pooling of interest accounting.

The accompanying condensed consolidated financial statements furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the interim 2004 periods are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2003. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2003 and 2002 and for each of three years ended December 31, 2003.

2.	TRANSACTIONS WITH MORRIS COMMUNICATIONS

The Company receives certain services from, and has entered into certain transactions with, the Parent. Prior to August 2003, costs of the services that are allocated to the Company were based on actual direct costs incurred or based on the Parent’s estimate of expenses relative to the services provided to the Company. The Parent utilized factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to the Company. The Company believes that these allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been. Beginning in August 2003 any such costs not directly paid by Morris Publishing are reimbursed by an allocation of technology and shared services related costs from MStar, a subsidiary of Morris Communications, and a management fee paid by Morris Publishing to Morris Communications equal to four percent (4%) of Morris Publishing’s revenues.

Cash Management– Prior to August 2003, the Company’s cash was immediately transferred to Morris Communications, which used the cash to meet its and the Company’s obligations. The net amounts due from Morris Communications, which have been deemed distributions to Morris Communications were approximately $45,694 for the year ended December 31, 2003.

Management Fee– The Company was charged with certain corporate cost allocations from Morris Communications. Prior to August 7, 2003, these allocations were based on a combination of specifically identified costs, along with an estimate of 60% of the non-identifiable expenses relating to the Company. Subsequent to August 7, 2003, a fee equal to 4% of the revenues is charged to the Company, as defined in the management agreement. These corporate allocation expenses totaled $4,525 and $4,682 for the quarter ended September 30, 2004 and 2003, respectively, and totaled $13,431 and $11,227 for the nine months ended September 30, 2004 and 2003, respectively. These allocated expenses represent corporate costs incurred by Morris Communications on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and Shared Services Fee– The Company was charged with certain technology and shared services costs allocated from Morris Communications. These costs were allocated at 100% prior to August 7, 2003. Subsequent to August 7, 2003, these costs were allocated based on a percentage of actual costs incurred by Morris Communications, as defined in the management agreement. The technology and shared services expense allocated by Morris Communications to the Company totaled $2,900 and $4,408 for the quarter ended September 30, 2004 and 2003, respectively and totaled $9,247 and $12,553 for the nine months ended September 30, 2004 and 2003, respectively.

Debt and Debt Related Allocations– The Company was charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to the Company. Prior to August 7, 2003, the Company was allocated Morris Communications’ debt, deferred debt costs, interest and amortization expenses. The allocated portion of Morris Communications’ debt is presented as due to Morris Communications and the deferred debt costs are presented as part of deferred loan costs and other assets on the accompanying condensed consolidated financial statements. Interest expense, including amortization of debt issuance costs, recorded by the Company related to this debt was $14,019 for the nine months ended September 30, 2003, and is included in interest expense in the accompanying condensed consolidated financial statements.

Employees’ 401(k) Plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,091 and $1,002 for the quarter ended September 30, 2004 and 2003, respectively, and contributions of $3,252 and $2,966 for the nine months ended September 30, 2004 and 2003, respectively.

Retiree Health Care Benefits– The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. In September 2003, Morris Communications and the Company formally amended the plan, which requires the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2003.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $924 and $658 for the quarter ended September 30, 2004 and 2003, respectively, and were $2,777 and $916 for the nine months ended September 30, 2004 and 2003, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount were $22,327 and $19,547 as of September 30, 2004 and December 31, 2003, respectively.

The following is an estimate of the Company’s net periodic benefit cost for 2004:

Components of net periodic benefit cost:
Service cost	$723
Interest cost	2,200
Recognized net actuarial loss	782

Net periodic benefit cost	$3,705

Estimated Net Benefit
Payments During 2004	$1,021

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will provide a federal subsidy beginning in 2006 to postretirement medical plans that provide prescription drug benefits to retirees. The subsidy will provide plan sponsors 28% of individual retirees’ annual prescription drug costs between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, would have the effect of decreasing liabilities and costs reported under the current accounting guidance for plans that are at least actuarially equivalent to the Medicare Part D benefit.

The following is a comparison of the benefits offered by the Company’s retiree health care plan and the Medicare D plan:

(In dollars)	Medicare Part D	Morris Publishing
Deductible	$250	$0
Coinsurance	75% for the first $2,250	100% Preferred/80%
Non-preferred	Then 95% in excess of $5,100
Copay	None	$10 (generic) up to $40
Retiree Cost	$420/year	$0 with medical coverage

From this comparison of benefits, it is evident the Company’s postretirement medical benefits are at least actuarially equivalent to Medicare Part D. Once more guidance is issued the cost savings will be calculated for the plan going forward.

Health and Disability Plan– The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company was $2,812 and $3,268 for the quarter ended September 30, 2004 and 2003, respectively, and was $9,986 and $9,573 for the nine months ended September 30, 2004 and 2003, respectively. Expenses are allocated based on either total headcount or actuarial valuation.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,461 and $2,205 as of September 30, 2004 and December 31, 2003, respectively.

Workers’ Compensation Expense– The Company participates in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $658 and $420 for the quarter ended September 30, 2004 and 2003, respectively, and $1,735 and $1,056 for the nine months ended September 30, 2004 and 2003, respectively.

Property and Equipment– Historically, the Company has occupied and utilized certain property and equipment owned by the Parent. Title to this property and equipment, along with the related depreciation and amortization, was passed to the Company on August 7, 2003. The Company was allocated $1,047 in depreciation and amortization expense for the nine months ended September 30, 2003. Morris Communications conveyed legal title to the Company of the net property and equipment of $28,954 as of August 7, 2003, which is included in property and equipment in the accompanying financial statements. In 2004, the Savannah newspaper relocated to a new facility leased from a related third party. The newspaper’s old facility, located in downtown Savannah, is presently available for sale.

Loan Receivable from Morris Communications– Under its debt arrangements, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for most of 2004, this rate was LIBOR (adjusted to the nearest 1/16th) + 2.25%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

The interest accrued and paid on the loans to Morris Communications for the three month and nine month periods ended September 30, 2004 was $448 and $944, on average loan balances of $42 million and $32 million, respectively. The average annual interest rates were 3.79% and 3.52% for the three and nine month periods, respectively. The loan receivable from Morris Communications at September 30, 2004 was $5 million.

The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On August 31, 2004, the Company declared and paid a $50 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan from Morris Publishing. At September 30, 2004, the Company had an additional $8 million available for future restricted payments under the credit indenture.

3.	ACQUISITIONS

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $770. The purchase price was allocated to the estimated fair value of assets and liabilities acquired. The excess purchase price over the $49 fair value of the tangible net assets was tentatively allocated with $452 allocated to goodwill, $294 allocated to subscriber and advertiser relations, and $50 allocated to noncompetition agreements. The subscriber and advertiser relations are being amortized over a 15-year life and the noncompetition agreement over a 5-year life. The results of operations have been recorded in the condensed consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the period acquired and the previously reported period would not have been material.

During April 2004, Morris Communications contributed the ownership of Skirt Charleston, a monthly free women’s publication, to the Company. As a result, there has been a change in reporting entity during the second quarter and the Company has restated its beginning member’s interests and its 2003 condensed consolidated financial statements to reflect the net assets and results of the operations for the new reporting entity from November 2003, the time of the Skirt Charleston acquisition by Morris Communications. All transfers have been recorded at their historical carrying amounts, which approximated $1,381. The excess capital contribution over the $168 fair value of the net assets was allocated with $804 allocated to goodwill.

During September 2002, the Company acquired Fall Line Publishing, a weekly newspaper located in Louisville, Georgia for cash. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $918 plus an additional amount of contingent consideration on the newspaper’s first year performance. In 2003, the Company paid an additional $250 to complete the purchase as part of the contingent consideration as determined under the acquisition agreement.

4.	LONG TERM DEBT

On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250 million of 7% senior subordinated notes due 2013 and entering into a $400 million credit facility. In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinquishment of the prior debt was $6.0 million.

On July 16, 2004, the Company realigned various aspects of its credit facility. The $225 million Tranche B Term Loan (“Tranche B”) under the August 7, 2003 agreement was increased by $25 million and split into two pieces, a $100 million Tranche A Term Loan (“Tranche A”) and a $150 million Tranche C Term Loan (“Tranche C”). At the same time, the revolving credit line was reduced from $175 million to $150 million. The total facility remained unchanged at $400 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A and 0.50% on the Tranche C, below the rate on the Tranche B. The debt covenants generally remain unchanged. Scheduled principal payments have changed with the replacement of the single term loan with the two term loans (Tranche A and Tranche C). The final payment on the Tranche A and the Tranche C loans are scheduled for September 30, 2010 and March 31, 2011, respectively. The revolving credit loan terminates September 30, 2010.

Our net borrowing activity during the quarter ended September 30, 2004, resulted in a decrease in our debt of $3 million against our revolving credit facility and an increase of $25 million on our credit facility term loans. Under the current credit agreement, interest is incurred at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is LIBOR. At September 30, 2004, the interest rates on the debt outstanding were 4.027%, 3.25% and 3.50% for the revolver, Tranche A and Tranche C loans, respectively.

The $575 in loan origination fees associated with the modification of the credit facility were capitalized and will be amortized along with the Tranche B loan’s unamortized costs over the lives of the Tranche A and Tranche C loans in accordance with EITF 96-19. The Company wrote off $209 in unamortized loan costs associated with the original revolving credit facility in accordance with EITF Issue No.98-14 and will continue to amortize the remaining $1,256 over the term of the revolving loan.

5.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the nine months ended September 30, 2004 were as follows:

	Goodwill	Other Intangible Assets
Balance at December 31, 2003	$185,552	$26,258
Additions	452	347
Amortization expense	—	(4,143)

Balance at September 30,2004	$186,004	$22,462

Other intangible assets at September 30, 2004 and December 31, 2003 were as follows:

	Cost	Accumulated Amortization	Net Cost
September 30, 2004:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,429	50,496	17,933
Domain names	57	13	44
Non-compete agreements and other assets	60	11	49

Total other intangible assets	$73,856	$51,394	$22,462

December 31, 2003:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,132	46,363	21,769
Domain names	57	11	46
Non-compete agreements and other assets	10	3	7

Total other intangible assets	$73,509	$47,251	$26,258

Pretax amortization expense of other intangible assets for the third quarter and first nine months ended September 30, 2004 was $1.4 million and $4.1 million, respectively. The remaining expense for the last three months of 2004 and for the four succeeding years and thereafter for the existing intangible assets are as follows:

2004	$1,410
2005	5,553
2006	5,498
2007	3,003
2008	563
Thereafter	1,999

Total	$18,026

6.	COMMITMENTS & CONTINGENCIES

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

7.	RECENT PRONOUNCEMENTS

In January 2004 the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 106-1 (“FSP 106-1”), Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which permitted a sponsor of a postretirement health care plan that provides a prescription drug benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”). In May 2004, the FASB issued FSP No.106-2 (“FSP 106-2”), which superseded FSP 106-1. FSP 106-2 provides authoritative guidance on the accounting for the Act and specifies the disclosure requirements for employers who have adopted FSP 106-2. FSP 106-2 is effective for the interim or annual period beginning after June 15, 2004. See Note 2 for the effect of the adoption of FSP 106-2 on the Company’s condensed consolidated financial statements.

8.	RESTATEMENT

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

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
At September 30, 2003:
Depreciation and amortization	$3,888	$5,256	$11,042	$15,146
Operating income	18,695	17,327	64,274	60,170
Net income	$3,789	$2,953	$24,581	$22,074

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and with our consolidated financial statements for the year ended December 31, 2003.

Executive overview

Morris Publishing was formed in 2001 as “MCC Newspapers LLC” to own and operate the newspaper business historically operated by our Parent, Morris Communications Company, LLC. Discussions of Morris Publishing and our results of operations include the business as previously conducted by the Morris Communications’ newspaper business segment. We changed our name to Morris Publishing Group, LLC in July 2003.

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

We restated our condensed consolidated financial statements for the three and nine months ended September 30, 2003. This management’s discussion and analysis of financial condition and results of operations gives effect to this restatement.

Morris Publishing owns and operates 26 daily, 12 nondaily and 23 free community newspapers, primarily located in mid-sized to small markets across the United States. While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Linage, rate and mix of advertisement are the primary components of advertising revenues. The advertising rate depends largely on our market reach, primarily through circulation, and market dominance. The number of copies sold and the amount charged to our customers are the primary components of circulation revenues. Our other revenues consist primarily of commercial printing and other online revenues.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is mostly affected by newsprint prices, which historically have fluctuated substantially along with our local markets. From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets. However, such variances at each newspaper do not have a long term affect on the performance of our newspaper segment, our only reporting segment.

Our primary operating strategy is to grow our market share and to operate efficiently in all markets. Our initiatives have been directed at improving our local news and information content, enhancing our online formats to compliment our daily newspapers, creating cost saving synergies through our weekly and other niche publications, and investing in technology that enables us to account for, print, produce and deliver our products more efficiently. Since declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share in our industry, we continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods; and increased service levels.

The results of our operations and an update on our initiatives are as follows:

Operating income for the nine month period ending September 30, 2004 was $57.7 million, down 4.2%, from $60.2 million for the same period in 2003. The $12.6 million, or 3.9%, increase in total net operating revenues was more than offset by the $14.6 million, or 5.7%, increase in employee, newsprint and other operating costs. Interest and loan amortization expense increased by $5.8 million, or 32.1%, primarily due to our August 2003 refinancing. We also reported a $6.0 million loss from the extinguishment of debt in the September 2003 quarter due to the refinancing. Net income was $20.7 million, down $1.4 million from $22.1 million last year.

Operating income for the three month period ended September 30, 2004 was $19.4 million, up $2.1 million, or 12.0%, from $17.3 million for the same period in 2003. Net income of $7.2 million was up $4.2 million from $3.0 million in the same quarter last year.

Total net operating revenues from operations were $112.9 million, up 5.5%, compared to $107.0 million for the same quarter last year. Total advertising revenue for the quarter was $91.2 million, up 7.5%, from $84.8 million in the same quarter 2003. Circulation revenue was $17.4 million, or 2.3%, less than the $17.8 million last year.

For the quarter ended September 30, 2004, advertising represented 81% of total net operating revenues. Retail, classified and national advertising revenues represented 51%, 41%, and 8%, respectively, of total advertising revenue. Circulation revenue comprised 15% of total net operating revenue, down from 17% in 2003.

Online advertising revenues this quarter accounted for approximately 4.7% of all advertising revenues, up from 4.0% a year ago, and they continue to supplement the slower growth on some of our other print advertising categories. Total online advertising and other online revenues grew 20.7% in the third quarter 2004 to $4.6 million compared to $3.8 million last year. Total online revenues increased 2.7% this quarter compared to the second quarter 2004 and we expect this growth rate to continue into the fourth quarter of this year.

All our major newspaper markets, with the exception of Topeka, reported increases in total revenues for the quarter. Topeka’s total revenues decreased by 5.5%, primarily from an 11.1% and 8.0% drop in retail advertising and circulation revenues, respectively. While the Kansas market continues to remain soft, we have reassigned one of our top publishers to Topeka to improve the newspaper’s operations.

Total net operating revenues in Jacksonville and Savannah increased 9.0% and 7.0%, respectively, together accounting for over 59% of our total net increase. Retail advertising rose 16.3% in Savannah, while all categories rose significantly in Jacksonville. National advertising increased over 28% in Jacksonville primarily due to significant improvements in automotive, travel and insurance categories. The improvement in the insurance category was a direct result of the hurricanes.

During the third quarter of 2004, overall operating costs were up 4.3% compared to the same period last year; with a 13.9% rise in the average price per tonne of newsprint and a 3.2% increase in employee costs. We anticipate both these costs to increase in 2005 compared to 2004. Other operating costs excluding depreciation were up 4.2%, which included significant increases in operational costs that were directly related to the Skirt Magazines acquisition and start up.

As part our strategic initiative to increase our presence in niche publications, we acquired Skirt Magazine, a free distribution women’s magazine based in Charleston. Since then we have started up additional magazines in Augusta, Charlotte, Savannah and Jacksonville. Skirt Magazines have reported operating losses of $0.2 million and $0.7 million on total net operating revenues of $0.7 million and $1.5 million, respectively, for the three month and nine month periods ending September 30, 2004, respectively. Net income from our other niche publications totaled $0.2 million and $0.8 million on total revenues of $4.3 million and $13.1 million for the three month and nine month periods ended September 30, 2004, respectively.

The conversion process is proceeding on schedule at Morris Communication’s Shared Services Center, which was created in 2002 to centralize and to improve the effectiveness and efficiency of the operations of both our newspaper and Morris Communications’ other operating units. All of our larger newspapers’ financial systems are expected to be converted to the operating platform by the first quarter of 2005 with our remaining newspapers being converted by the end of the second quarter.

Compliance with Section 404 of the Sarbanes-Oxley Act is progressing toward meeting the December 31, 2005 deadline for nonaccelerated filers. We have contracted with a third party to assist in the documentation and testing. Our conversion to the Shared Services platform will facilitate our compliance due to the centralization of various internal controls; limiting somewhat the cost and scope of the testing.

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, objective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenues, allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended September 30, 2004 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Prospectus dated May 13, 2004 filed with the Securities and Exchange Commission on Form 424b3.

Results of operations for the three months ended September 30, 2004 and September 30, 2003

Net operating revenues. The table below presents operating revenue for newspaper operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003:

	Three Months ended September 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in thousands)	2004	2003
Net operating revenues:
Advertising
Retail	$46,902	$44,213	$2,689	6.1%
Classified	37,275	34,908	2,367	6.8%
National	7,034	5,715	1,319	23.1%
Total	91,211	84,836	6,375	7.5%
Circulation	17,351	17,759	(408)	(2.3)%
Other	4,365	4,434	(69)	(1.6)%

Net operating revenues	$112,927	$107,029	$5,898	5.5%

National advertising increased 23.1% primarily on the strength of the Jacksonville market. The 9.8% increase in Jacksonville’s retail advertising revenues were from the financial, furniture and home repair categories and the NFL’s Jaguars. We anticipate a significant first quarter 2005 increase for Jacksonville in this category due to the city hosting the 2005 Super Bowl. The recently acquired Skirt Magazines and Capital Weekly, together, contributed $0.8 million, or 30%, to the $2.7 million retail advertising increase and $0.1 million to the growth in national advertising.

Classified advertising continued to grow primarily on the strength of real estate and the employment categories. However, the automotive classified category was down by 5.9%, continuing its trend. Real estate classified advertising led the category, increasing 21.2% over the same period last year. Help wanted classified advertising gained just over 8.2% compared to the same period last year. Private party advertising which makes up the majority of the all other category was up over the same period last year by just over 7.2%.

Circulation revenue continued its decline, falling 2.3% versus the third quarter last year. Daily and Sunday home delivery circulation copies for the quarter were both down 1.3%. The “National Do-Not-Call List” continues to affect our sales pressure efforts.

Other revenues decreased 1.6% primarily due to the $0.1 million loss in commercial printing revenues.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003:

	Three Months ended September 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in thousands)	2004	2003
Operating expenses:
Labor and employee benefits	$44,848	$43,442	$1,406	3.2%
Newsprint, ink and supplements	13,354	12,181	1,173	9.6%
Other operating costs	30,024	28,823	1,201	4.2%
Depreciation and amortization	5,292	5,256	36	0.7%

Total operating expenses	$93,518	$89,702	$3,816	4.3%

The increase in employee costs was driven primarily by increases in incentive based compensation and employee benefits. Employee benefits accounted for $0.6 million of the increase and were up 7.6% over the same period last year. Commissions and bonuses were up $0.5 million, or 10.1%, while salaries and wages were up $0.3 million, or 0.9%, from last year. The number of full time employees decreased by 0.7%.

Newsprint expense increased $1.3 million, or 12.9%, to $11.3 million compared to $10.0 million last year. The average purchase price per tonne increased 13.9% while consumption decreased 0.3% compared to the same period last year. We anticipate the cost of newsprint will increase an additional 25 to 35 dollars per tonne in the fourth quarter of this year.

Other operating costs increased by $1.2 million, or 4.2%, primarily due to the $1.3 million increase in total production, newsgathering and advertising costs, the $0.4 million, or 15.6%, increase in professional services, and the $1.8 million increase in other costs, offset by the $2.3 million decrease in management fees, travel, and rental expenses.

Production costs increased $0.4 million, or 28.7%, newsgathering and editorial costs increased $0.4 million, or 45.5% and advertising costs increased $0.4 million, or 26.1%. The start up of the Skirt Magazines contributed $0.5 million to these operating cost increases along with $0.5 million to the increase in employee costs. A large part of the Skirt Magazines’ other operating costs were contracted printing services.

The technology and shared services management fee, which we pay to Morris Communications, decreased $1.7 million, or 38.2%, rental costs decreased by $0.5 million, or 39.7%, and travel expenses decreased by $0.1 million, or 15.7%.

Results of operations for the nine months ended September 30, 2004 and September 30, 2003

Net operating revenues. The table below presents operating revenue for newspaper operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

	Nine Months ended September 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in thousands)	2004	2003
Net operating revenues:
Advertising
Retail	$138,977	$135,597	$3,380	2.5%
Classified	109,548	102,203	7,345	7.2%
National	20,824	18,089	2,735	15.1%

Total	269,349	255,889	13,460	5.3%
Circulation	52,647	53,504	(857)	(1.6)%
Other	13,569	13,529	40	0.3%

Net operating revenues	$335,565	$322,922	$12,643	3.9%

Retail, classified and national advertising revenues contributed 25%, 55%, and 20%, respectively, toward the $13.5 million increase in advertising revenues. Our niche publications generated $19.1 million, or 5.7%, of our total net revenues yet their revenues remained flat compared to the prior year. Our two new niche magazines had total revenues of $1.7 million, the majority of which was in retail advertising.

Total classified advertising revenues increased $7.3 million, or 7.2%, from the prior year. Real estate classified advertising led the way with a $3.2 million, or 18.6%, increase over the prior year. Help wanted classified advertising was up $2.1 million, or 9.7%, over the same period last year while automotive classified advertising continued to slump and was down by $1.0 million, or 4.2%. The all other category, consisting primarily of private party advertising, was up over the same period last year by just over $3.0 million, or 7.6%.

The advertising revenue increase was offset $0.9 million by the continued decline in our circulation copies. We continue to focus on our circulation retention efforts, but this trend could continue into 2005.

Other income consisted of $9.0 million in commercial printing revenues, $1.5 million in other online revenues and $3.0 million in other miscellaneous revenues for 2004. The commercial printing revenues were down $0.4 million, or 3.7%, from $9.4 million.

Online revenues now account for roughly 4.0% of our total revenues, up from 3.2% a year ago. They also accounted for approximately 24.0% of our total net operating revenue growth while the classified advertising category contributed to 97.6% of the online revenue increase.

The following table presents total online revenue for newspaper operations for the nine months ended September 30, 2004 along with the percentage change from the same period in 2003:

(Dollars in thousands)	Total online revenues	Percentage change over nine months ended Sept 30, 2003
Advertising
Retail	$2,966	11.5%
Classified	9,032	48.8%
National	233	(34.2)%

Total	12,231	34.7%
Other	1,289	(8.0)%

Total online:	$13,520	29.0%

Operating expenses. The table below presents operating costs for newspaper operations for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003:

	Nine Months ended September 30,		Change over same period in 2003	Percentage change over same period in 2003
(Dollars in thousands)	2004	2003
Operating expenses:
Labor and employee benefits	$133,297	$127,363	$5,934	4.7%
Newsprint, ink and supplements	39,888	37,616	2,272	6.0%
Other operating costs	89,067	82,627	6,440	7.8%
Depreciation and amortization	15,600	15,146	454	3.0%

Total operating expenses	$277,852	$262,752	$15,100	5.7%

Total operating expenses excluding depreciation and amortization expense increased 5.9% to $262.3 million from $247.6 million in the prior year. Employee costs, newsprint and other operating costs contributed 41%, 15% and 44%, respectively, to the $14.6 million increase.

Employee benefit expenses were up $3.8 million, or 17.3%, including a $3.1 million, or 29.1%, increase in healthcare costs. Employee compensation increased $2.1 million, or 2.0%, primarily due to a $1.6 million, or 10.9%, increase in incentive pay. We expect healthcare costs to be up approxmately 15% for the twelve months this fiscal year compared to the same period in 2003. For 2005, salary and incentive pay are expected to increase by 3% while employee benefit costs are expected to increase by 7% to 10% due to significantly higher healthcare costs.

Newsprint expense increased $3.2 million, or 10.5%, to $33.8 million compared to $30.5 million last year. The average purchase price per tonne for the period increased 11.6% and consumption decreased 1.1% compared to the nine months last year.

Total advertising, production, newsgathering and distribution costs increased $2.7 million, or 9.9%, the majority of which was from a $1.2 million, or 24.7%, increase in advertising costs and a $1.0 million, or 22.4%, increase in production costs. The Skirt Magazines start up accounted for $1.2 million of the increase in these other operating costs as well as $1.1 million of the increase in employee costs.

In addition, professional services costs increased $1.5 million, or 19.1%, insurance costs increased $0.8 million, or 36.3%, bad debt costs increased $0.6 million, or 4.5%, and travel costs increased $0.3 million, or 14.4%. Other miscellaneous costs in this category were up $1.6 million but were offset somewhat by the $1.1 million decrease in the allocated technology and shared services management fees.

Interest income. Interest earned on the loan receivable for Morris Communications, our Parent company, was $0.5 million and $1.0 million for the three month and nine month periods ended September, 30, 2004, respectively, on an average outstanding loan balance of $42.0 million and $32.0 million, respectively. The receivable balance at September 30, 2004 was $5.0 million.

Other income and expenses. During the third quarter our Savannah newspaper sold its warehouse for a gain of $0.6 million but at the same time wrote off $0.4 million in obsolete machinery and equipment. The newspaper has relocated to its new state of the art facilities leased from a related third party. The newspaper’s old facility is presently available for sale.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities and borrowing capacity under revolving credit facilities, will be sufficient to meet our operating requirements for the next three years.

Our primary needs for cash are funding operating expenses, debt service on the new credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

We expect to maintain relatively low cash balances in order to reduce our revolving loan balance and/or make loans and distributions to our Parent. We generally use all available cash to pay down debt.

Cash was $18.1million at September 30, 2004, compared with $7.3 million at December 31, 2003. During the three quarters ended September 2004, cash flows from operating activities, and the proceeds from both the refinancing of debt and the sale of assets, were used for the acquisition of a certain business, for the purchase of machinery and equipment and the distribution of a dividend.

Investment activities. We expect our capital expenditures will be approximately $18 to $20 million in 2004, of which, as of September 30, 2004, we have spent approximately $15.1 million.

In March 2004, we acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska for an adjusted sales price of $0.8 million.

Financing activities. In July 2004, we modified the terms of our existing $400 million senior credit facilities, replacing the $225 million Tranche B Term Loans with $100 million of new Tranche A Term Loans and $150 million of Tranche C Term Loans. We also reduced our Revolving Credit Commitments from $175 million to $150 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A Term Loans and 0.50% on the Tranche C Term Loans, below the rate on the Tranche B Term Loans. The debt covenants generally remain unchanged.

Our net borrowing activity during the nine months ended September 30, 2004, resulted in an increase in our debt of $10 million against our revolving credit facility and an increase of $25 million on our credit facility term loans.

As of September 30, 2004, our total debt was $560.0 million and our annualized cost of debt capital was approximately 5.42%. On such date, we could borrow and use for general corporate purposes approximately $83 million under the most restrictive covenants in our debt arrangements.

Our credit facility and indenture allows us to make loans to our Parent. For the nine month period ended September 30, 2004, the average amount loaned to Morris Communications was $32.0 million. The total loan outstanding at September 30, 2004 was $5.0 million, a $0.5 million increase from December 31, 2003. The loan is re-payable on demand and bears the same interest rate as our revolving credit facility—LIBOR plus 2.25% which at September 30, 2004 was 4.125%.

We, with certain restrictions under our indenture, may make dividend payments to our Parent. On August 31, we declared and paid a $50.0 million dividend to Morris Communications, which in turn, utilized the dividend to reduce our loan outstanding to Morris Publishing. At September 30, 2004, we had approximately $8 million available for future restricted payments under the debt indenture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See Note 4 to our condensed consolidated financial statements for September 30, 2004 regarding long term debt. The table below provides the expected maturity and fair value of our debt (dollars in thousands) as of September 30, 2004:

	Balance at September 30, 2004	Payments due by period
		2004	2005	2006	2007	2008	Thereafter
Contractual obligations
Long term debt at variable rates:
Balance
Tranche A	$100,000	$—	$5,000	$10,000	$10,000	$15,000	$60,000
Tranche C	150,000	—	1,500	1,500	1,500	1,500	144,000
Revolving debt	10,000	—					10,000

Total	$260,000	$—	$6,500	$11,500	$11,500	$16,500	$214,000

	Actual rate of loans outstanding	Libor plus applicable margin at September 30, 2004
Interest rate:
Tranche A	3.250%	3.375%	3.375%	3.375%	3.375%	3.375%	3.375%
Tranche C	3.500%	3.625%	3.625%	3.625%	3.625%	3.625%	3.625%
Revolving debt	4.027%	4.125%	4.125%	4.125%	4.125%	4.125%	4.125%

Weighted average	3.424%	3.548%	3.550%	3.554%	3.560%	3.569%	3.574%

Long term debt at fixed rate:
Senior subordinated indenture	$300,000	$—	$—	$—	$—	$—	$300,000
Interest rate	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

Total weighted average: (Fixed and Variable)	5.340%	5.397%	5.420%	5.461%	5.505%	5.571%	5.573%

Operating leases:
Operating leases to Morris
Communications and affiliates	$10,951	$285	$1,178	$1,220	$1,262	$1,306	$5,700
Other operating leases	1,532	220	542	338	242	190	—

	$12,483	$505	$1,720	$1,558	$1,504	$1,496	$5,700

Total payments due:	$572,483	$505	$8,220	$13,058	$13,004	$17,996	$519,700

Because LIBOR, the federal funds rate or the JP Morgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of September 30, 2004, the weighted average interest rate on our Tranche A and C term loans and the revolving credit was 3.424% based upon a spread above LIBOR. For each 100-basis point increase in LIBOR, the annual interest expense paid on these combined $260 million variable rate loans would increase $2.6 million (assuming the applicable federal funds rate would not produce a lower effective interest rate).

Under the terms of our modified senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is the interest rate cap that was owned or held for our benefit and the senior credit facility’s covenant calculation as of September 30, 2004:

(Dollars in thousands)	Notional/Balance	Expiring		Strike
Interest rate cap	$25,000	April 28, 2005		7.0%
Fixed rate debt	300,000

Total	325,000
Divided by total debt	$560,000

Percentage of total debt	58.04%	> 40	% covenant requirement

Although this interest rate cap is effective as a hedge from an economic perspective, it does not qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The fair value of this interest rate cap as of September 30, 2004 was nominal, and the losses recorded on the expired interest rate caps for the nine month period ended September 30, 2004 were nominal.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At September 30, 2004, we had converted two of our larger newspapers to the operating platform and we anticipate converting the remaining newspapers to this platform by the end of the second quarter 2005. Management believes the centralization of these functions will further enhance our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Report on Form 8-K.

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Amended and Restated Credit Agreement dated July 16, 2004 of Morris Publishing Group for $400 million senior credit facility.

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: 11/12/04	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: 11/12/04	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)