Form 10-K
period 2004-12-31
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2005-03-31
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street

Augusta, Georgia 30901

(Address of principal executive offices)

(706) 724-0851

(Registrants’ Telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrants are accelerated filers (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity of the registrants held by non-affiliates is $0 as of June 30, 2004 and currently.

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC. Morris Publishing Group was formed in 2001 and assumed the operations of the newspaper business segment of our parent, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 include the business as previously conducted by the Morris Communications newspaper business segment.

ii

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Managements Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report.

Generally, the words “anticipates”, “believes”, “expects”, “intends”, “estimates”, “projects”, “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy;

•	other risks and uncertainties.

iii

Part I

Item 1—Business

Information availability

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our web site. The information on our web site is not incorporated by reference into, or as part of, the Report on Form 10-K.

The company

Morris Publishing is a private company owned by the William S. Morris III family as part of their Morris Communications group of companies. The Morris Publishing Group consists of 26 daily and 12 non-daily newspapers, 4 city magazines and numerous other free publications. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

We publish newspapers in the United States. For the year 2004, our newspapers had average daily and Sunday paid circulation (unaudited) aggregating approximately 677,000 and 755,000, respectively. Our largest newspapers are The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas and Amarillo Globe-News, Texas, which combined account for approximately 67% of our average daily circulation.

We also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from online media formats.

Our newspapers are geographically diverse, primarily serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Nebraska, Oklahoma, Michigan, Missouri, Minnesota, Alaska, Arkansas, South Dakota, Tennessee and South Carolina. The majority of our daily newspapers have no significant competition from other local daily newspapers in their respective communities. However, from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets.

We have been consistently profitable in varying economic climates, with generally stable operating results. Our total operating revenues for 2004 were $456 million and have ranged between $433 million and $455 million over the previous four years. Operating income was $81.5 million in 2004 and has ranged between $68.4 million and $88.3 million over the previous four years. Our operating margin was 17.9% in 2004 and has ranged between 15.6% and 20.4% during the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2004, advertising revenue represented 80.7% of total operating revenues. Retail, classified and national advertising revenue represented 53.2%, 39.2% and 7.6%, respectively, of total advertising revenue. Circulation revenue comprised 15.4% of total operating revenue. Our other revenues consist primarily of commercial printing and other online revenues.

Advertising revenue is primarily determined by the linage, rate and mix of advertisement. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. Circulation revenue is based on the number of copies sold.

Employee and newsprint costs are the primary costs at each newspaper. Labor and employee costs have represented 45- 50% of our total operating expenses while newsprint costs have represented 10 – 15% of our total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that the current sources for newsprint are adequate to meet our current and foreseeable demand.

History

Morris Publishing was formed in 2001 as “MCC Newspapers, LLC” to own and operate the newspaper business historically operated by our parent, Morris Communications. Discussions of Morris Publishing and our results of operations include the business as previously conducted by the Morris Communications newspaper business segment. We changed our name to Morris Publishing Group, LLC in July 2003.

William S. Morris III joined our business in the 1950s and has been our chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing. The Morris family became involved with The Augusta Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became its bookkeeper. The Augusta Chronicle was started in 1785 as the Augusta Gazette, the city’s first newspaper. Mr. Morris, Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest. In 1955, Mr. Morris, Jr., purchased Augusta’s afternoon paper The Augusta Herald.

With the Augusta newspapers as a base, our expansion commenced in 1956 with the purchase of a radio and television station in Augusta and an initial public offering of common shares. In the 1960s, we sold the television station and purchased two other daily newspapers in Georgia—one in Savannah and one in Athens. Also, during the 1960’s, our public shares were repurchased and we returned to our current private status. In 1972, we purchased our Texas newspapers in Amarillo and Lubbock. In 1983, we acquired The Florida Publishing Company, which included The Florida Times-Union and other Florida newspapers.

Our expansion continued in 1995 with the purchase of all of the outstanding stock of Stauffer Communications, Inc. This purchase included 20 daily newspapers, non-daily newspapers and shoppers, as well as television and radio stations and other properties that are owned, or have been disposed of, by Morris Communications or its other operating subsidiaries.

Recent events

On February 24, 2005, Morris Publishing Group entered into an amendment with respect to its existing Management and Services Agreement with MSTAR Solutions, LLC (“MSTAR Solutions”), a subsidiary of Morris Communications. The amendment effective as of January 1, 2005, changes the annual fee calculation to the lesser of the existing fee or 2.5% of Morris Publishing Group’s annual total operating revenues. The existing fee was Morris Publishing Group’s allocable share (based upon usage) of the actual annual costs of operations of MSTAR Solutions, including third party costs, as allocated by Morris Communications. The separate 4% management fee payable to Morris Communications Company under the original agreement was not modified.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to add the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie Morris Baker.

Industry background

Key revenue drivers

The newspaper industry is reported to generate annual revenues of approximately $56 billion primarily based on advertising and circulation. For typical newspapers, 70-75% of their total revenue is derived from advertising, while 15-20% comes from circulation. Other sources account for 5-15%. Other revenue streams may include commercial printing, shoppers and magazines, direct marketing and online revenues, including advertising and web site development.

While newspaper revenue is directly impacted by the level of advertising, it is indirectly impacted by market conditions and factors like demand and interest rates. Newspaper companies can affect, to some extent, the demand for advertising by influencing circulation and readership, and by adjusting advertising rates, sales efforts and customer service.

There are three major classifications of newspaper advertising: retail, classified, and national.

•	Retail advertising, also called local advertising, makes up approximately 47% of total newspaper advertising. Department and discount stores, grocery and drug stores, and furniture and appliance stores are the main advertisers in this category.

•	Classified advertising includes employment, real estate, automotive and other categories, and comprises approximately 36% of total advertising; it is the most cyclical type of newspaper advertising.

•	National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts. This category is the smallest, comprising approximately 17% of the total, and carries the highest rates.

In the past decade, newspapers in general have been reported to have increased advertising revenue but lost advertising market share. In 1990, the newspaper industry was reported to capture $32 billion in advertising revenue and to have garnered a 25% share of advertising market expenditures. Revenue was reported to rise to $45 billion in 2003, but advertising market share was reported to decline to 18% in 2003. While newspapers may continue to lose advertising market share to other media, we believe newspapers should remain competitive.

Key cost drivers

The two largest costs of a newspaper are labor and newsprint.

Labor: Labor costs represent approximately 35-40% of newspapers’ total revenues. Total industry employment steadily declined in the 1990s, as significant investment in more automated production methods has led to efficiencies and higher productivity per worker. However, industry-wide medical health care insurance and pension benefit costs are rising.

Newsprint: Newsprint costs represent approximately 10-15% of newspapers’ total revenues, and supply and demand has typically controlled its pricing. Since 1990, quarterly average newsprint costs ranged from $420 to $740 per metric ton and averaged $533 per metric ton during the same period. Newsprint prices increased by almost 11% on average during 2004 and 20% on average in 2003 compared to 2002.

Newspapers continue to face volatile newsprint prices. In the first half of 2001, newsprint prices in the U.S. were at their highest point since mid-1996. Prices dropped to their lowest level in a decade in mid-2002, but have trended upward since then. Prices are expected to increase on average from 12% to 14% in 2005. Much of the newsprint consumed in the U.S. comes from Canada and a rise in the value of the Canadian dollar consolidated with production curtailments may offset stable demand and drive prices higher in the near term.

Circulation

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines since the 1980s. Over the past 25 years, the total number of daily newspapers in the United States has decreased from 1,745 in 1980 to 1,468 in 2004. The drop is largely due to a 49% decline in evening newspapers, principally because of the emergence of nightly news broadcasts, 24-hour news channels, and the internet. The total number of morning newspapers has doubled and Sunday newspapers have increased by 24%.

The advertising recession has driven publishing companies to significantly reduce their operating costs. Consequently, the industry is experiencing a trend towards consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

Recently enacted telemarketing rules adopted by the Federal Trade commission and Federal Communications Commission, including the National Do-Not-Call Registry and regulations will have an impact on the industry’s ability to source subscriptions through telemarketing.

Online

The internet provides an additional medium through which newspapers reach audiences, and newspapers have ventured online to increase readership and leverage their local brands.

Approximately 62% percent of internet users looking for local news are reported to turn to online newspapers; this has helped newspapers secure a reported 39% of local online advertising spending in 2004. Broadcast television is reported to have collected 5% of internet revenues last year.

The majority of local online advertising dollars comes from classifieds, with the internet accounting for about 33% of all help wanted revenues. While most large newspapers have fallen behind Monster.com in both listings and revenues, the smaller market newspaper listings and total revenues are 2 to 5 times that of Monster.com and other competitors combined.

Industry and market data

Unless otherwise indicated, information contained in this report concerning the newspaper industry, our general expectations concerning the industry and its segments and our market position and market share within the industry and its segments are derived from data from various third party sources as well as management estimates. Management’s estimates are derived from third party sources as well as data from our internal research and from assumptions made by us, based on such data and our knowledge of the newspaper industry which we believe to be reasonable. We have not independently verified any information from third party sources and cannot assure you of its accuracy or completeness. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties, and is subject to change based on various factors.

Data on our market position and market share within our industry is based, in part, on independent industry publications, government publications, reports by market research firms or other published independent sources, including Newspaper Association of America and Audit Bureau of Circulation statistics. Unless otherwise indicated, all circulation information contained in this report for Morris is based upon our internal records, and represents yearly averages for daily or Sunday circulation.

Operating strategy

Our strategy is to be the preeminent source of news, information, advertising and entertainment in our markets by:

•	Remaining an aggressive, agile, innovative and market-driven company, leading our markets by building strong communities.

•	Creating marketplaces, growing market share and maintaining financial strength by creating, acquiring and continually improving products, multimedia platforms, services, and our efficiency.

•	Providing our valued employees an environment, that both motivates and inspires them to continue to produce superior products and to further enhance customer service.

Achieving this strategy is based upon the following initiatives:

•	Being a leader in providing local information and advertising. We believe we are the trusted source of local news, information, and local advertising in the communities we serve. As the leading provider of local news and information in print and online formats in our markets, we believe we can both maintain and increase our readership and our share of local advertising expenditures.

•	Increasing readership. We are committed to maintaining the high quality of our newspapers and their editorial integrity to assure continued reader loyalty. Through extensive market research we strive to deliver the service and content each of our markets demand. Our newspapers have won various editorial awards in many of our markets. Furthermore, by introducing niche publications that address the needs of targeted groups and by offering earlier delivery times, we continue to create opportunities to introduce new readers to our newspapers.

•	Growing advertising revenue. Through targeted market research, we attempt to understand the needs of our advertisers. This market understanding enables us to develop programs that address the individual needs of our advertisers and to appeal to targeted groups of advertisers and readers with niche publications addressing specific areas such as real estate, automobiles, employment, farming, nursing, antiques, college student guides, foreign language and other items of local interest. In addition, we are dedicated to establishing a better trained and focused sales staff.

We expect these initiatives, combined with our focus on increasing readership, to enhance our opportunities to increase our revenues.

•	Enhancing our web sites to complement our daily newspapers. To further support our readership and revenue growth initiatives, we have made a substantial commitment to enhancing our local web sites that complement all of our daily newspapers. Over the last four years, our newspapers have won 22 national Digital Edge awards from the Newspaper Association of America. We continue to pursue various initiatives to attract new readers and grow revenues.

•	Centralizing operations to support multiple publications. We create synergies and cost savings, including through cross selling of advertising, centralizing newsgathering and consolidating printing, production and back-office activities. This involves producing our weekly newspapers, free distribution shoppers and additional niche or regional publications using the facilities of our daily newspapers. We can thereby improve distribution, introduce new products and services in a cost-effective manner and increase readership, offering advertisers expanded reach both geographically and demographically.

•	Focusing on cost control. We continue to focus on managing our operating costs. Recent initiatives to further reduce costs include creation, beginning in 2002, of a Shared Services Center, established by Morris Communications, serving Morris Publishing as well as other Morris Communications’ companies, which we expect over time to create cost synergies by leveraging technologies and simplifying, standardizing and centralizing most administrative functions, thereby reducing our headcount. While near term costs have increased since beginning the conversion process to the Shared Services Center, this initiative is expected to result in aggregate annual cost savings of up to $10.0 million. At the end of 2002, we began participation in a newsprint purchasing consortium.

At the end of 2004, we had converted the majority of our larger newspapers’ financial systems to the operating platform. We expect the conversion of our remaining newspapers to be complete by the end of the second quarter 2005. We will complete the conversion to the media platform by the end of 2007.

•	Investing in strategic technologies. In conjunction with the Shared Services Center initiative, we will utilize technology to help streamline our back-office operations, improve efficiency and reduce employee headcount. Additionally, we continue to explore technologies that will enable us to more efficiently print, produce and deliver our newspapers.

Our operating strategy may not successfully increase revenues and cash flows, based upon a number of factors. For example, a decline in economic conditions, the effects of competition from newspapers or other forms of advertising, or a decrease in the price of local or national advertising could adversely affect our advertising revenues. Our circulation may be adversely affected by competition from other publications and other forms of media and a declining number of regular newspaper buyers. A decline in circulation could adversely affect both our circulation revenue and our advertising revenue, because advertising rates are dependent upon readership. Further, our efforts to control costs, especially newsprint costs, and to create operating synergies may not be as successful as we anticipate.

Strategic acquisitions

We may, from time to time, seek strategic or targeted investments, including newspaper acquisitions and dispositions and, in that regard, we periodically review newspaper and other acquisition candidates that we believe are underperforming in terms of operating cash flows, are in the same geographic region as one of our existing newspapers where we can achieve an efficient operating cluster of newspapers, or otherwise present us with strategic opportunities for growth. Acquisitions would be made only in circumstances in which management believes that such acquisitions would contribute to our overall growth strategy, whether through revenue growth or cost reduction opportunities, and represent attractive values based on price. In addition, we may, in connection with such acquisitions, or otherwise, dispose of or realign our newspapers and this could be accomplished by dispositions, swaps, the exchange of one newspaper for another newspaper, or joint ventures in which we and others may contribute newspaper properties to be owned and operated through a joint venture. We may not control such joint ventures and any contribution of assets to a joint venture may reduce our ability to access cash from those assets contributed to the joint venture. Morris Publishing currently has no present commitments with respect to any material acquisitions, dispositions or joint ventures.

Newspapers

The following table sets forth our 26 daily newspapers and their web site address:

Daily newspaper markets	Publication	Internet domain
Alaska
Juneau	Juneau Empire	juneauempire.com
Kenai	Peninsula Clarion	peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	thecabin.net

Florida
Jacksonville	The Florida Times-Union	jacksonville.com
St. Augustine	The St. Augustine Record	staugustine.com
Winter Haven	News Chief	polkonline.com

Georgia
Athens	Athens Banner-Herald	onlineathens.com
Augusta	The Augusta Chronicle	augustachronicle.com
Savannah	Savannah Morning News	savannahnow.com

Kansas
Dodge City	Dodge City Daily Globe	dodgeglobe.com
Newton	The Newton Kansan	thekansan.com
Pittsburgh	The Morning Sun	morningsun.net
Topeka	The Topeka Capital-Journal	cjonline.com

Michigan
Hillsdale	Hillsdale Daily News	hillsdale.net
Holland	The Holland Sentinel	hollandsentinel.com

Minnesota
Brainerd	The Brainerd Daily Dispatch	brainerddispatch.com

Missouri
Hannibal	Hannibal Courier Post	hannibal.net
Independence/Blue Springs	The Examiners	examiner.net

Nebraska
Grand Island	The Grand Island Independent	theindependent.com
York	York News-Times	yorknewstimes.com

Oklahoma
Ardmore	The Daily Ardmoreite	ardmoreite.com
Shawnee	The Shawnee News-Star	news-star.com

South Dakota
Yankton	Yankton Daily Press & Dakotan	yankton.net

Tennessee
Oak Ridge	The Oak Ridger	oakridger.com

Texas
Amarillo	Amarillo Globe-News	amarillonet.com
Lubbock	Lubbock Avalanche-Journal	lubbockonline.com

The following daily newspapers are in our six largest markets, which together account for approximately 67% of our average daily circulation:

Jacksonville. The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Florida designated market area of approximately 609,000 households with a population approximately 1.2 million. Moreover, an estimated 396,000 north Floridians read The Florida Times-Union daily, 550,000 read The Florida Times-Union on Sunday and 697,000 read The Florida Times-Union at least once in seven days. In this market, we publish various niche publications such as Jacksonville, a newcomer’s guide; Water’s Edge, a lifestyle publication for affluent readers; and Skirt Magazine, a women’s magazine. We also publish three contract military publications, two of which have been awarded the highest Navy awards for excellence.

Augusta. The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Georgia community of approximately 207,000 households with a population approximately 553,000. We expect continued growth in Augusta, through a city magazine, and a variety of targeted niche publications, as well as in the surrounding communities, through the purchase in 2003 of The News and Farmer, a weekly newspaper serving Louisville, Georgia, and the launch of the McDuffie Mirror, a new weekly publication serving Thomson, Georgia. In addition, we have launched new publications, including Skirt Magazine, a women’s magazine, and LOUNGE, a young adult publication. The Augusta Chronicle web site has won awards for quality and creativity, including the 2005 Best Automotive Site Award for medium sized newspaper.

Topeka. The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kansas community of approximately 99,000 households with a population approximately 249,000. Through marketing partnerships with other Morris Communications subsidiaries, and through the development of more products such as Hers Kansas and Rock Kansas, the Topeka Capital-Journal has increased its daily and Sunday circulation. The Topeka Capital-Journal also publishes a wide variety of books aimed at serving the community and its visitors, including a pictorial history of Topeka as well as several publications devoted to the University of Kansas sports teams. CJ Online, our online counterpart to The Topeka Capital-Journal, averages over 6.1 million page views per month. CJ Online has won several prestigious awards, including being named the best newspaper internet site by the Newspaper Association of America and Editor and Publisher Magazine.

Savannah. The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Georgia community of approximately 118,000 households with a population total of approximately 312,000. During 2004 we launched Skirt Magazine, a free distribution women’s magazine. In addition, the newspaper relocated during 2004 to its new state of the art facilities leased from a related third party. The 245,000 square foot facility, which includes a 145,000 square foot production facility, has enhanced newpaper and commercial printing capabilities along with substantial improvements in its packaging and distribution capabilities.

Lubbock. The Lubbock Avalanche-Journal, which we have operated since 1972, serves the Lubbock, Texas community of approximately 139,000 households with a total population of approximately 376,000. Lubbock Online, our online counterpart to The Lubbock Avalanche-Journal, averages over 4.1 million page views per month.

Amarillo. The Amarillo Globe-News, which we have operated since 1972, serves the Amarillo, Texas community of approximately 146,000 households with a population approximately 390,000.

The following table sets forth our non-daily publications, most of which are in close proximity to daily newspaper markets:

Market	Publication
Non-daily newspapers

Alaska
Homer	Homer News
Juneau	The Capital City Weekly*

Georgia
Martinez	The Columbia County News Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer**

Kansas
Dodge City	La Estrella
Girard	Girard City Press***

Minnisota
Pequot Lakes	Lake Country Echo
Pequot Lakes	Pine River Journal

South Carolina
Ridgeland	Hardeeville Times
Ridgeland	Jasper County Sun

South Dakota
Vermillion	Vermillion Plains Talk

City magazines

Florida
Jacksonville	Waters Edge

Georgia
Athens	Athens Magazine
Augusta	Augusta Magazine
Savannah	Savannah Magazine

Visitor publications

Florida
Jacksonville/St. Augustine	Best Read Guide

Georgia
Savannah	Best Read Guide

Texas
Amarillo	Best Read Guide

*	Acquired in 2004
**	Acquired in 2002
***	Acquired in 2003

In addition, Morris Publishing circulates the following free community publications as part of its strategic initiative to maximize penetration in certain markets:

Market	Publication
Florida
Haines City	Ridge Shopper
Jacksonville	Skirt Magazine
Lake Wales	Lake Whales Shopper
Winter Haven	Winter Haven Shopper

Georgia
Augusta	Skirt Magazine
Augusta	LOUNGE
Savannah	Skirt Magazine

Kansas
Dodge City	The Shopper’s Weekly

Michigan
Allegan	Flashes Shopping Guide
Holland	Flashes Shopping Guide
Lakeshore	Flashes Shopping Guide
Kalamazoo	Flashes Shopping Guide
Quad Cities	Flashes Shopping Guide
Zeeland	Flashes Shopping Guide
Jonesville	Flashes Shopping Guide

Minnesota
Pequot Lakes	Echoland Shopper
Pine River	Piper Shopper

Missouri
Oak Grove	Town & Country Extra

Nebraska
Grand Island	Mid-Nebraska Connections
York	Trade & Transactions

North Carolina
Charlotte	Skirt Magazine

South Carolina
Bluffton	The Okatie Sun
Charleston	Skirt Magazine
Ridgeland	The Jasper Shopper

South Dakota
Yankton	Missouri Valley Shopper
Vermillion	The Broadcaster

In addition, Morris Publishing owns Flashes Printing, a commercial printing operation located in Michigan, which also prints the Holland Sentinel daily newspaper and publishes the Flashes Shopping Guides.

During 2004, as part our strategic initiative to increase our presence in niche publications, we acquired Skirt Magazine, a free distribution women’s magazine based in Charleston. Following the acquisition, we started the additional Skirt Magazines located in Augusta, Charlotte, Savannah and Jacksonville.

Morris Publishing management expense

Morris Communications, our parent, provides management and related services to us, as well as its other operating subsidiaries. Currently, a significant portion of Morris Communications’ time is devoted to our affairs.

Morris Communications provides senior executive management services and personnel (including the services of Mr. William S. Morris III, Mr. William S. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions.

As compensation for these services, beginning August 7, 2003, Morris Communications is entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). Prior to August 7, 2003, Morris Communications’ costs of providing these services were allocated among its operating divisions and our allocated share is reflected in our financial statements. From the year 2000 through August 7, 2003, our allocable costs for the services provided by Morris Communications ranged from approximately 3.9% to 4.4% of our annual total operating revenues. For 2004, the fee was $18.2 million, based upon 4.0% of our 2004 total operating revenues.

In addition, as part of the initiatives commenced in 2002 to move to a shared services concept, our parent created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. We have paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. Commencing in 2005, the services agreement was amended to cap the payment to MStar Solutions at 2.5% of annual total net operating revenues.

The term of the amended services agreement did not change and will still terminate in 2013 on the due date the senior subordinated bonds. Morris Communications may terminate the agreement if Morris Publishing fails to pay the fees or experiences a change in control. We may terminate the agreement if Morris Communications fails to cure a material breach, performs dishonestly, files bankruptcy, or in certain other events.

Employee relations

As of December 31, 2004, Morris Publishing employed approximately 3,412 full-time and 949 part-time employees, none of whom was covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes holiday season advertising.

Competition

While most of our daily newspapers are the only daily newspapers of general circulation published in their respective communities, they do compete within their own geographic areas with other weekly newspapers in their own or adjacent communities, other daily newspapers of general circulation published in adjacent or nearby cities and towns, as well as regional and national newspapers. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, radio and television broadcasters, cable television (national and local), direct mail, electronic media, including the internet, and other forms of communication and advertising media that operate in our markets. Competition for advertising revenue (the aggregate amounts of which is largely driven by national and regional general economic conditions) is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Our non-daily publications, including shoppers, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services.

Regulatory matters

FCC ownership rules. Morris Communications, our parent, owns other subsidiaries which in turn own radio broadcast stations which are subject to regulation by the Federal Communications Commission (“FCC”) under the Communications Act of 1934, as amended (the “Communications Act”). The ownership by such entities of radio broadcast stations may limit our opportunity to acquire additional newspapers in certain geographic locations.

FCC rules include restrictions on the common ownership or control of interests in radio stations and certain other media interests in the same market, including television and radio broadcast stations, as well as daily newspapers.

On June 2, 2003, the FCC by a three-to-two vote adopted new ownership rules, which included significant changes to the previous rules. On June 24, 2004, a three-judge panel of the United States Court of Appeals for the Third Circuit released a split decision on appeal in which it remanded much of the 2003 decision to the agency for further consideration. In addition, the Third Circuit extended a stay on the implementation of the FCC’s revised rules, which originally was imposed by the court following their adoption in 2003. As a result, the ownership restrictions that were in place prior to the FCC’s 2003 decision generally continue to govern media transactions, pending completion of the agency proceedings on remand and/or further judicial review. In January 2005, several parties filed petitions for review by the United States Supreme Court of the Third Circuit decision. Those petitions remain pending. The discussion below provides an overview of the changes to the newspaper/broadcast cross-ownership and local radio ownership rules contemplated in the FCC’s 2003 decision, and the effect of the Third Circuit decision on each rule.

•	Cross-Media Limits

The newspaper/broadcast cross-ownership rule generally prohibits one entity from owning both a commercial broadcast station and a daily newspaper in the same community. The radio/television cross-ownership rule allowed a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the number of independently owned media voices that would remain post combination. In its 2003 decision, the Commission decided to replace both rules with the following less restrictive “cross-media limits”:

•	In markets with nine or more TV stations, there would be no FCC restriction on newspaper-broadcast cross-ownership or television-radio cross-ownership.

•	In markets with four to eight TV stations, combinations would be limited so as to permit ownership of the following: a) daily newspapers, one TV station and up to one-half of the radio station limit for that market; or b) daily newspapers and up to the radio station limit for that market (but no TV stations); or c) two TV stations (if permitted under the local TV ownership rule), and up to the radio station limit for that market (but no daily newspapers).

•	In markets with three or fewer TV stations, no cross-ownership would be permitted among TV, radio and newspapers, but a company may seek a waiver of the ban if it can show that the cross-owned properties do not serve the same area. In addition, waivers may be available if it can be shown that the combination will increase the availability of local news.

In its June 2004 opinion, the Third Circuit remanded the revised cross-media limits to the FCC. Pursuant to the stay order issued by the court in connection with its decision, the pre-existing newspaper/broadcast cross-ownership ban is currently in effect at the agency.

Morris Communications’ subsidiaries currently hold licenses for radio stations pursuant to waivers of the newspaper/broadcast ban in several of Morris Publishing’s newspaper markets. In both Amarillo, Texas and Topeka, Kansas, the FCC has granted Morris waivers of the cross-ownership restriction pending the final outcome of the agency’s 2003 media ownership proceeding and any related judicial review. In addition, a subsidiary of Morris Communications received a twelve-month waiver to hold a radio broadcast license for a station it acquired in January 2004 with a service contour that includes Newton, Kansas, which is also one of our newspaper markets. That waiver expired on January 30, 2005. Prior to that date, however, Morris filed a request with the agency to make the waiver permanent or, alternatively, to either extend it pending the final outcome of the FCC’s 2003 media ownership proceeding or to extend it for an additional twelve months. That request remains pending.

If the revised media ownership rules adopted by the Commission in 2003 are modified through the agency’s remand proceeding, further judicial review, or congressional action, Morris Communications and Morris Publishing may be required to divest either their radio stations or their newspaper interests in one or more of these markets. If, however, the Third Circuit decision is overturned upon further judicial review and the revised ownership rules are permitted to take effect, we believe that the radio broadcast licenses for the stations in these locations will be able to continue to be held without waivers. Further, FCC cross-ownership rules may have the effect of preventing us from pursuing or consummating a newspaper acquisition that our management would have otherwise pursued in markets in which Morris Communications owns radio stations.

•	Local Radio Ownership Limit

With respect to local radio ownership, the FCC limits the number of radio stations that a single entity may own in a single market. The revised rule retains the current limits on local radio ownership, but modifies the methodology for defining a radio market. Specifically, the Commission opted in its 2003 decision to replace its signal contour method of defining local radio markets with a geographic approach based upon Arbitron market designations. In response to a rehearing petition filed by the agency, the Third Circuit agreed to lift its stay with respect to this aspect of the FCC’s revised ownership rules. Accordingly, the Arbitron methodology is currently in effect. In addition, the FCC has initiated a rulemaking proceeding seeking comment on how to define radio markets not ranked by Arbitron. It does not appear that implementation of the new radio market definitions will require divestiture of any of Morris’ stations, but those definitions could affect Morris’ ability to modify the facilities of or sell such stations in the future.

The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect the operation and ownership of Morris Publishing. Morris Publishing is unable to predict the outcome of future federal legislation or the impact of any such laws or regulations on our operations.

Environmental matters

Our newspapers use inks, photographic chemicals, solvents and fuels. The use, management and disposal of these substances and our operations in general are regulated by federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of hazardous or toxic substances as well as remediation of contaminated soil and groundwater. These laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners’ or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to phase I environmental audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

During 2004, the Savannah newspaper relocated to its new state of the art facilities. The newspaper’s former warehouse was sold in 2004 and the joint administrative and production facility in downtown Savannah is presently under contract for sale. As part of our efforts to complete the sale, we have recently completed the environmental remediation on this production facility at a cost of approximately $700,000.

The federal Comprehensive Environmental Response, Compensation & Liability Act of 1980 as amended (“CERCLA”) and similar state counterpart acts, provide for strict, and under certain circumstances, joint and several liability, for among other things, generators of hazardous substances disposed of at contaminated sites. We have received requests for information or notifications of potential liability from the United States Environmental Protection Agency under CERCLA and states under counterpart acts for a few off-site locations. We have not incurred any significant costs relating to these matters and we have no information to suggest that we will incur material costs in the future in responding to conditions at these sites.

The nature of our operations exposes us to certain risks of liabilities and claims with respect to environmental matters. We believe our operations are currently in material compliance with applicable environmental laws and regulations. In many jurisdictions, environmental requirements may be expected to become more stringent in the future, which could affect our ability to obtain or maintain necessary authorizations and approvals or result in increased environmental compliance costs.

We do not believe that environmental compliance requirements are likely to have a material effect on us in the near future. We cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with our operations or facilities and that these would not have a material adverse effect on our business, financial condition or results of operations.

Morris Publishing Finance Co.

Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

Item 2 — Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following facilities except the facilities located on Chatham Parkway* in Savannah, Georgia, which are operated under a lease with an affiliate. See “Certain relationships and related transactions.”

State	City	Sq. Ft.	Press Lines
Alaska:	Homer	2,418	0
	Kenai	19,307	1
	Juneau	55,045	1

Arkansas:	Conway	20,431	1

Florida:	St. Augustine	55,264	1
	Jacksonville	328,106	4
	Winter Haven	24,399	2

Georgia:	Athens	110,000	1
	Augusta	159,758	1
	Louisville	2,500	0
	Savannah*	145,000	2
	Savannah	46,746	0

Kansas:	Topeka	153,467	1
	Pittsburgh	13,950	1
	Newton	10,304	1
	Dodge City	23,700	1

Michigan:	Allegan	48,000	2
	Hillsdale	11,552	1
	Holland	23,919	1

Minnesota:	Brainerd	25,500	1
	Pine River	1,750	0
	Pequot Lakes	4,563	0

Missouri:	Hannibal	18,602	1
	Independence	32,000	1

Nebraska:	York	5,950	1
	Grand Island	28,680	1

Oklahoma:	Ardmore	51,339	1
	Shawnee	30,958	1

South Carolina:	Ridgeland	1,500	0

South Dakota:	Vermillion	7,200	1
	Yankton	13,778	1

Tennessee:	Oak Ridge	29,700	1

Texas:	Amarillo	84,251	1
	Lubbock	160,644	1

During the three years ended December 31, 2004, we spent $67.7 million for additions to property, plant and equipment.

Item 3 — Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, the outcome of any pending legal proceedings will not have a material adverse impact on our financial position or results of operations.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5 — Market for the Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common stock

There is no public trading market for our equity, all of which is held by Morris Communications Company, LLC.

Item 6 — Selected Financial Data

The selected historical financial data of Morris Publishing set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. The consolidated statement of income and other operating and financial information data for each of the years ended December 31, 2004, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004 and 2003 are derived from our audited consolidated financial statements included elsewhere in this report. We do not have audited financial statements for the year ended December 31, 2000 and, therefore, the consolidated statement of income and other operating and financial information data for the year ended December 31, 2000 and the consolidated balance sheet data as of December 31, 2000 are derived from our unaudited consolidated financial statements.

Morris Publishing was formed in late 2001 as part of a corporate reorganization of our parent, Morris Communications and, therefore, does not have a recent operating history as an independent company. Our historical consolidated financial statements contained in this report reflect periods during which we did not operate as an independent company. See Note 1 to the Consolidated Financial Statements.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by Morris Communications. Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services would have been.

	Years ended December 31,
(Dollars in thousands)	2004	2003	2002	2001	2000
Consolidated statement of income data

Operating Revenues:
Advertising	$367,560	$348,798	$342,976	$341,947	$356,825
Circulation	70,197	71,519	71,906	74,756	76,492
Other	17,977	18,093	18,480	20,781	22,098

Total operating revenues	455,734	438,410	433,362	437,484	455,415

Operating expenses:
Labor and employee benefits	177,905	172,261	162,540	163,097	161,189
Newsprint, ink and supplements	53,848	50,608	48,815	62,193	66,431
Other operating costs	121,353	115,434	110,059	106,219	113,029
Depreciation and amortization	21,097	20,535	23,627	37,563	37,439

Total operating expenses	374,203	358,838	345,041	369,072	378,088

Operating income	81,531	79,572	88,321	68,412	77,327

Other expense (income):

Interest expense, including amortization of debt issuance costs	32,281	26,088	25,056	33,424	45,230
Loss on extinguishments of debt	—	5,957	—	1,578	—
Interest income	(1,249)	(122)	(21)	—	—
Other, net	497	63	208	285	(103)

Total other expenses	31,529	31,986	25,243	35,287	45,127

Income before income taxes and minority interest	50,002	47,586	63,078	33,125	32,200
Provision for income taxes	19,694	18,744	24,758	15,039	15,795
Minority interest, net	—	—	—	—	282

Net income	$30,308	$28,842	$38,320	$18,086	$16,123

Consolidated balance sheet data at period end
Total assets	$461,191	$447,125	$437,287	$443,352	$455,466
Goodwill and other intangibles, net of accumulated amortization	207,045	211,811	215,680	220,802	233,196
Total long-term debt and capital lease obligations	550,000	525,000	516,000	538,046	566,128
Member’s deficit	$(189,136)	$(169,461)	$(153,909)	$(166,051)	$(191,569)

Other operating and financial information data
Earnings to fixed charges (a)	2.5x	2.8x	3.5x	2.0x	1.7x
Pro forma earnings to fixed charges (b)	—	2.5x	3.0x	—	—
Operating margin (c)	17.9%	18.2%	20.4%	15.6%	17.0%
Dividend distributions to parent company	$50,000	$—	$—	$—	$—

(a)	Earnings to fixed charges is defined as income before income taxes and minority interest plus fixed charges, divided by fixed charges. Fixed charges are interest expense including amortization of debt issuance costs, plus one-third of rent expense.
(b)	Our interest expense would have increased by $4,669 and $6,742, respectively, for the years ended December 31, 2003 and December 31, 2002, assuming we had issued our $300 million of 7% Senior Subordinated Notes Due 2013 at the beginning of such periods. Pro forma earnings to fixed charges assumes issuance of said Notes at January 1, 2002.
(c)	Operating margin is operating income as a percentage of total operating revenues.

Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6. Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

Recent events

On March 2, 2005, the Securities Exchange Commission extended the compliance dates one year for non-accelerated filers to become compliant with Section 404 of the Sarbanes Oxley Act regarding internal control over financial reporting. Morris Publishing now has until the end of 2006 to become in full compliance with the act.

On February 24, 2005, Morris Publishing Group entered into an amendment with respect to its existing Management and Services Agreement with MSTAR Solutions, LLC (“MSTAR Solutions”), a subsidiary of Morris Communications. The amendment effective as of January 1, 2005, changes the annual fee calculation to the lesser of the existing fee or 2.5% of Morris Publishing Group’s annual total operating revenues. The existing fee was Morris Publishing Group’s allocable share (based upon usage) of the actual annual costs of operations of MSTAR Solutions, including third party costs, as allocated by Morris Communications. The separate 4% management fee payable to Morris Communications Company under the original agreement was not modified.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to add the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie Morris Baker.

Critical accounting policies and estimates

The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to allowances for doubtful accounts, intangible assets, management fees, income taxes and post-retirement benefits. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from those estimates.

We believe the following critical accounting policies are our most significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory — The cost of newsprint inventory is determined by the last in first out method. At year end, the newsprint inventory is evaluated and adjusted to the lower of cost or market. Newsprint purchases are combined with those of other newspaper companies to obtain the best price available. The company considers its relationship with newsprint producers to be good. We have not entered into any derivative contracts for newsprint.

Accounts receivable — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We assess, at least annually, the adequacy of our allowances for losses on accounts receivable using a combination of specific identification and the aging of accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks, have assisted us in maintaining historical bad debt losses of less than 1.0% of revenue.

Goodwill and other intangibles — We have significant intangible assets recorded on our balance sheet. Certain of our newspapers operate in highly competitive markets. Prior to January 1, 2002, we amortized our goodwill and identifiable intangible assets over their estimated useful lives. Upon the adoption, effective January 1, 2002, of a new accounting standard (Statement of Financial Accounting Standards (“SFAS”) No. 142) we ceased amortizing goodwill and now test goodwill and indefinite-lived assets for impairment on an annual basis. Inability to sustain profitable operations in our newspapers could result in a material impairment of our intangible assets in the future.

We are required to test its goodwill and indefinite-lived intangible assets (including mastheads) for impairment on an annual basis, which occurs on December 31st. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We have performed the required impairment tests of goodwill and indefinite-lived intangible assets, which resulted in no impairments.

Revenue recognition — Advertising revenues are recognized when the advertisements are printed and distributed. Circulation revenues are recorded as newspapers are delivered. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Other revenue is recognized when the related product or service has been delivered.

Allocated costs — Operating costs and expenses reflect our direct charges, together with certain allocations by Morris Communications for corporate services, debt and employee benefits that have been charged to us based on usage or other methodologies deemed by management to be appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services would have been. Beginning in August 2003, the costs for these services, debt and employee benefits are based on new agreements and could result in a change in expenses incurred. For 2003, the management expenses allocated to us through August 7, 2003 totaled $7.8 million. The management fee under our new management agreement from August 7, 2003 through the end of the year totaled $7.8 million, for total management fees and expenses for the year of $15.6 million. On a pro forma basis, had the management agreement been in place at the beginning of the years 2002 and 2003, our management fees would have been $17.5 million in 2003, an increase of $1.9 million over our actual 2003 results, and would have been $17.4 million in 2002, which was the same as our actual results. For 2004, the fee was $18.2 million, based upon 4.0% of our 2004 total operating revenues.

Debt — On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of 7% Senior Subordinated Notes due 2013 and entering into a $400 million credit facility. In September 2003, an additional $50 million of senior subordinated notes were issued. On a pro forma basis, had the refinancing been in place at the beginning of the years 2003 and 2002, our interest expense would have increased by $4.7 million and $6.7 million, respectively. The loss incurred on the extinguishment of the prior debt was $6.0 million.

Retiree healthcare benefits — We have significant retiree healthcare and disability benefit plan costs and obligations that are allocated from Morris Communications. Inherent in these allocations are key assumptions including projected costs, discount rates and expected return on plan assets. We are required to consider current market conditions, including changes in interest rates, in selecting these assumptions. Changes in the related retiree health care and health and disability costs or obligations may occur in the future because of changes resulting from fluctuations in our employee headcount and/or changes in the various assumptions.

Income taxes — We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of Morris Communications and its parent corporation. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on our results. We have entered into a formal tax sharing agreement with Morris Communications, under which we are required to provide for its portion of income taxes. Under the terms of the agreement, we remit taxes for its current tax liability to Morris Communications. Accordingly, we recognize an allocation of income taxes in our separate financial statements in accordance with the agreement.

We account for income taxes under the provisions of the liability method, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

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

Our historical consolidated financial statements contained in this document reflect periods during which we did not operate as an independent company. See Note 1 to consolidated financial statements for the years ended December 31, 2004, 2003, and 2002.

Morris Publishing owns and operates 26 daily and 12 non-daily newspapers, 4 city magazines and numerous other free publications, primarily located in mid-sized to small markets across the United States. While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

From time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets.

Linage, rate and mix of advertisement are the primary components of advertising revenues. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenues. Our other revenues consist primarily of commercial printing and other online revenues.

Employee and newsprint costs are the primary costs at each newspaper. Labor and employee costs have represented 45-50% of total operating expenses and newsprint costs have represented 10 – 15% of total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that current and future sources of newsprint will be sufficient to meet our current and anticipated requirements.

Current initiatives

Our primary operating strategy is to grow our market share and to operate efficiently in all markets. Our initiatives have been directed at improving our local news and information content, enhancing our online formats to complement our daily newspapers, creating cost saving synergies through our weekly and other niche publications, and investing in technology that enables us to account for, print, produce and deliver our products more efficiently. Since declines in circulation and readership of daily newspapers have resulted in a loss of advertising market share in our industry, we continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods, and increased service levels.

Our current initiatives are as follows:

•	Market and product development:

•	Created the position of Corporate Vice President of News in order to enhance the news and editorial quality of our newspapers and other publications.

•	We are in the process of performing a readership study and survey of all 26 daily newspapers, moving us toward the implementation of a readership metric in conjunction with our traditional circulation strategies.

•	Implemented corporate sponsored training programs and workshops to enhance advertising and cross media sales.

•	Acquired and developed niche publications in new markets with a focus on new readership, increased market penetration and cost efficiencies. During 2004, we either acquired or introduced Skirt Magazine in the Augusta, Charlotte, Charleston, Savannah and Jacksonville markets. We also purchased Capital City Weekly, a non-daily newspaper located in our Juneau, Alaska market.

•	Enhancing our web sites to complement our daily newspapers:

•	Mandatory user registration is now required across our newspaper web sites.

•	Ongoing implementation of new technologies that will assist in gathering data allowing our newspapers to segment and target our marketing in both online and print media.

•	Performance of targeted web and email advertising tests starting with automotive advertising in Amarillo.

•	Experimenting with targeted print advertising, delivered by mail to individuals based on web behaviors and demographics.

•	Testing of community-generated content gathered directly through our web sites. Our “we-spotted” program on our Jacksonville newspaper’s site currently generates one third of the web site’s traffic. Our new technologies will also allow the community to submit editorial and advertising content in a format that differs from that of our printed media.

•	Establishing of customer self service at various newspaper web sites enabling our customers to place advertising, manage their subscriptions and directly control their relationship with the newspaper.

•	Implementation of a unique technology that aggregates multiple sports data feeds and transfers them into newspaper web sites containing volumes of professional and college sports information not available in a print newspaper.

•	Implementation by Jacksonville’s newspaper of a print circulation retention program that delivers special online benefits to print subscribers through integration of web and newspaper subscriber data.

•	Improving capabilities, services and efficiencies:

•	Simplifying, standardizing and centralizing the accounting and administrative functions through shared services. At December 31, 2004, we had converted the majority of our largest newspapers to the operating platform and we anticipate converting the remaining newspapers to this platform by the end of the second quarter 2005. We expect our conversion to both the operating and media platforms of shared services to be complete by the end of 2007, creating estimated labor and purchasing savings of up to $10 million.

•	Utilization of our business platforms developed through our shared services efforts allowing us to provide improved services to both our subscribers and advertisers. These platforms include a centralized call center for subscriber service and a centralized credit, collection and billing center for advertisers.

•	Establishment of a centralized call center for subscriber retention that promotes product value and that offers enhanced payment methods and lengthened subscription periods to our subscribers.

Overview

The following table summarizes our consolidated financial results for the three years ended December 31, 2004, 2003 and 2002:

	Twelve months ended December 31,			Percentage change
(Dollars in millions)	2004	2003	2002	2004 over 2003	2003 over 2002
Net operating revenue	$455.7	$438.4	$433.4	3.9%	1.2%
Operating expense	374.2	358.8	345.1	4.3%	4.0%

Operating income	81.5	79.6	88.3	2.4%	(9.9)%
Other expenses, net	31.5	32.0	25.2	(1.6)%	27.0%

Income before taxes	50.0	47.6	63.1	5.0%	(24.6)%
Provision for income taxes	19.7	18.8	24.8	4.8%	(24.2)%

Net income	$30.3	$28.8	$38.3	5.2%	(24.8)%

Advertising revenues were up $18.8 million, or 5.4%, for the twelve months ended December 31, 2004, a significant improvement from the $5.8 million, or 1.7%, increase in 2003 from 2002. However, circulation continued its negative trend, with revenues decreasing $1.3 million, or 1.8%, in 2004 from 2003, and decreasing $0.4 million, or 0.6%, in 2003 from 2002.

For the twelve months ended December 31, 2004, advertising and circulation revenues represented 80.7% and 15.4%, respectively, of our total net operating revenues. Our advertising revenues consisted of:

•	53.2% retail advertising

•	39.2% classified advertising, and

•	7.6% national advertising

To offset the downward trend in circulation revenues, parts of our strategic initiatives have been aimed at enhancing our online formats to complement our daily newspapers and at creating cost savings and readership synergies through acquiring and developing our publications. The table below reflects the contribution by our web sites, niche publications and our recently acquired publications to our revenue growth:

	Percentage of total net operating revenue growth
	2004 over 2003	2003 over 2002
Daily newspapers	92.0%	114.3%
Nondaily publications-same store*	0.0%	(6.1)%
Commercial printing**	(8.6)%	(20.4)%

Total same store*	83.4%	87.8%

Other nondaily publications-new acquisitions***	16.6%	12.2%

Total print and online revenue	100.0%	100.0%

Total online revenue	24.6%	75.5%

*	Publications owned for all of 2002, 2003, and 2004
**	Flashes Publishing
***	Fall Line Publishing, Skirt Magazines and Capital City Weekly

Compared to the prior year, our daily newspapers’ total operating revenue increased 3.9% in 2004 and 1.4% in 2003. All of our major newspapers, with the exception of Topeka, reported increases in revenue during 2004. While Savannah, Amarillo, Topeka and several of our other dailies’ revenues were down in 2003, Topeka was the only daily showing a decrease during both 2004 and 2003.

Topeka’s total revenues decreased by 5.0% in 2004, primarily from a 9.9% and 6.7% drop in retail advertising and circulation revenues, respectively.

Total operating revenues from all publications owned by Morris for all the years presented increased 3.3% in 2004, compared to a 1.0% increase in 2003 from 2002. Publications acquired since the end of 2001 accounted for 0.8% of our total operating revenues in 2004.

During 2004, operating revenues in Jacksonville and Savannah increased 6.1% and 5.5%, respectively, with Jacksonville accounting for over 47% of our total net operating revenue increase. Savannah’s retail advertising rose 8.9%, while Jacksonville’s classified and national advertising increased 16.2% and 8.4%, respectively. Jacksonville’s strength in national advertising was from the automotive, travel and insurance sectors. We expect increases in retail advertising for Jacksonville during the first quarter 2005 due to its hosting the National Football League’s Super Bowl during February.

Total operating revenues for our niche publications and commercial printing operations for 2004 were up 5.7% primarily due to the acquisition and introduction of Skirt Magazine, a free distribution women’s magazine. Skirt Magazine reported an operating loss of $0.8 million on total net operating revenues of $2.3 million. We expect Skirt Magazine to break even in 2005 on a revenue increase of approximately 40% to 45%.

Total online revenues for 2004 were $18.6 million, up $4.4 million, or 30.3%, from $14.2 million in 2003, compared to a $3.7 million, or 35.3%, increase in 2003 from 2002.

Revenues from our commercial printing operation have decreased 32.1% since 2002.

During 2004, employee, newsprint and other non-depreciation operating costs increased $14.8 million, or 4.4%, compared to the $16.9 million, or 5.3%, increase in 2003 from 2002. Employee costs were up $5.6 million, or 3.3%, in 2004 from 2003, considerably less than the $9.8 million, or 6.0%, increase in 2003 from 2002. Conversely, newsprint, ink and supplement costs were up $3.2 million, or 6.3%, in 2004 from 2003, compared to a $1.8 million, or 3.7%, increase in 2003 from 2002.

During 2004, interest and loan amortization expense increased $6.2 million, or 23.8%, offset somewhat by the $1.2 million interest income earned on the short term loans to our parent company. Interest and loan amortization expense was up $1.0 million, or 4.0%, in 2003 compared to 2002. In 2003, we reported a $6.0 million loss from the extinguishment of debt due to our refinancing.

During 2004, our weighted average debt outstanding was approximately $544.3 million, up from $521.2 million in 2003 and $507.2 million in 2002. Our weighted average interest rate was 5.46% in 2004, up from 4.60% in 2003.

Our effective tax rate was 39.4% for 2004, approximately the same as in 2003 and in 2002.

Results of operations for the years ended December 31, 2004, 2003 and 2002

The table below presents our total net operating revenue for the twelve month periods ended December 31, 2004, 2003 and 2002:

	Twelve months ended December 31,			Percentage change
(Dollars in millions)	2004	2003	2002	2004 over 2003	2003 over 2002
Advertising
Retail	$195.6	$189.6	$188.4	3.2%	0.6%
Classified	144.1	134.4	130.2	7.2%	3.2%
National	27.9	24.8	24.4	12.5%	1.6%

Total	367.6	348.8	343.0	5.4%	1.7%
Circulation	70.2	71.5	71.9	(1.8)%	(0.6)%
Other	17.9	18.1	18.5	(1.1)%	(2.2)%

Total net operating revenues	$455.7	$438.4	$433.4	3.9%	1.2%

During 2004, total advertising revenues for our daily newspapers were up $16.1 million, or 4.9%, from $329.8 million in 2003, compared to a $5.9 million, or 1.8%, increase in 2003 from 2002. Our six largest newspaper markets, consisting of Jacksonville, Augusta, Savannah, Lubbock, Amarillo and Topeka, accounted for 70.8% of total advertising revenue and contributed 64.3% of our total advertising revenue growth. Our other dailies and niche publications contributed 22.1% and 13.6%, respectively.

Our Lubbock and Amarillo newspaper markets continued to improve with total advertising revenues increasing 3.7% and 4.4%, respectively, in 2004. Compared to 2002, Lubbock was up 2.6% and Amarillo was flat in 2003. Total advertising revenues in our twenty smaller daily markets increased 5.1% in 2004 compared to an increase of only 1.8% in 2003 from 2002.

Our Augusta newspaper total advertising revenues reported a modest 2.1% increase in advertising revenues in 2004 compared to a 4.3% increase in the 2003 from 2002. While Augusta’s classifieds remained strong with a 6.8% increase in 2004, its retail advertising remained flat in 2004.

Advertising revenues from our niche publications were $21.7 million, up 13.2% from $19.2 million in 2003. The recently acquired Skirt Magazine and Capital City Weekly accounted for all of this growth.

Our dailies’ retail, classified and national advertising revenue categories increased by 2.1%, 7.2% and 12.4%, respectively, in 2004; an improvement over the 0.9%, 3.3% and .1% increase in 2003 from 2002, respectively. Skirt Magazine contributed 41.3% of the 2004 total retail advertising growth.

The following table presents our changes year over year for the various classified categories:

	Percentage change
	2004 over 2003	2003 over 2002
Auto	(3.7)%	5.9%
Real estate	18.4%	13.3%
Help wanted	10.2%	(1.9)%
Other	7.4%	0.6%

Total classified	7.2%	3.2%

During 2004, classified advertising grew primarily due to the continued strength of real estate category and due to the improvement in the employment categories. However, automotive classified advertising continued its slump. The all other category, consisting primarily of private party advertising, was up over the last two years.

Total online advertising increased $4.2 million, or 25.3%, to $16.5 million in 2004 from 2003, compared to a $3.6 million, or 40.8%, increase from $8.8 million in 2002. Classified advertising categories accounted for 91.9% of the 2004 online advertising growth.

Daily and Sunday home delivery circulation copies for the quarter were both down approximately 1.5%. The “National Do-Not-Call List” continues to affect our sales pressure efforts.

Other revenues decreased in both 2004 and 2003 primarily due to the decreases in our commercial printing revenues.

The table below presents the total operating expenses and related statistics for the newspaper operations:

	Twelve months ended December 31,			Percentage change
(Dollars in millions)	2004	2003	2002	2004 over 2003	2003 over 2002
Labor and employee benefits	$177.9	$172.3	$162.5	3.3%	6.0%
Newsprint, ink and supplements	53.8	50.6	48.8	6.3%	3.7%
Other operating costs	121.4	115.4	110.1	5.2%	4.8%
Depreciation and amortization	21.1	20.5	23.6	2.9%	(13.1)%

Total operating expenses	$374.2	$358.8	$345.0	4.3%	4.0%

During 2004, the increase in employee costs was driven primarily by increases in wages, incentive based compensation and health insurance costs. Health insurance costs accounted for $2.2 million of the increase and were up 17.6% over 2003. Commissions and bonuses were up $1.4 million, or 6.9%, while salaries were up $1.3 million, or 3.3%, from last year. The average number full time employees decreased by 1.0% in 2004 but is expected to rise somewhat in 2005. Salaries, incentive pay and the medical insurance cost categories are each expected to increase between 3% to 4% during 2005.

Compared to 2002, salaries and wages accounted for $5.0 million, or 51.2%, of the $9.7 million overall increase in employee costs during 2003. This represents an overall 3.6% increase in labor costs. The remaining increase was due to an 18.4% increase in health care costs.

Newsprint expense increased $4.0 million, or 9.7%, to $45.4 million in 2004 compared to $41.4 million last year. Compared to 2003, the average purchase price per ton for the period increased 10.7% and consumption increased approximately 1.4%. Price increases are anticipated in March and September of 2005, each increase ranging from 5% to 7%. Consumption is expected to be flat to slightly down in 2005.

Compared to 2003, the cost of supplements decreased $0.9 million, or 14.0%, in 2004 primarily due to favorable terms negotiated with one major vendor.

During 2003, the average cost per ton of newsprint increased 6.3%, offset by a 3.5% decrease in consumption. This increase was significantly lower than the overall market increase due to our participation in a newsprint consortium beginning in late 2002.

During 2004, the $ 5.9 million, or 5.2%, increase in other operating costs was primarily due to the $3.6 million, or 9.6%, increase in total production, distribution, newsgathering and advertising costs, the $1.4 million, or 12.3%, increase in professional services, the $1.4 million, or 43.9%, increase in insurance costs and the $2.6 million, or 8.8%, increase in other administrative costs, that were offset by the $3.1 million, or 9.2%, decrease in the technology and shared services fee and the management fee we pay to Morris Communication. The combined management fee totaled $30.7 million in 2004.

Production costs increased $1.5 million, or 23.8%, and advertising costs increased $1.6 million, or 24.7%. The introduction of Skirt Magazine contributed $1.6 million to these increases along with $1.4 million to the increase in employee costs. A large part of Skirt Magazine’s other operating costs were contracted printing services.

During the first quarter 2005, we amended the management services agreement with Morris Communications, limiting the maximum technology and shared services fee in 2005 and beyond to 2.5% of our total net operating revenues. The allocable portion (based on usage) of MStar Solutions’ 2005 expenditures should be higher than 2.5% of Morris Publishing’s total net operating revenue, therefore, capping the fee at 2.5% of our total net operating revenue. We expect the combined cost in 2005 for both the technology and shared services fees and the management fees to be flat compared to 2004.

During 2003, other operating costs increased by $5.3 million, or 4.9%, primarily due to allocated costs relating to our shared services initiative.

Acquisitions

During April 2004, Morris Communications contributed the ownership of Skirt Magazine in Charleston, a monthly free women’s publication acquired in late 2003, to Morris Publishing. The transfer was recorded at its historical carrying value, which approximated $1.3 million.

In March 2004, we acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $852,000.

In November 2003, we acquired Girard Press, a weekly newspaper located in Girard, Kansas, for $160,000.

During September 2002, the Company acquired Fall Line Publishing, a weekly newspaper located in Louisville, Georgia for $918,000, including the additional amount of consideration contingent on the newspaper’s first year performance. In 2003, we paid $250,000 in contingent consideration to complete the purchase.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and borrowing capacity under revolving credit facilities, will be sufficient to meet our operating requirements for the next three years. Cash flow generated from operations is the company’s primary source of liquidity.

Our primary needs for cash are funding operating expenses, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $20.1 million at December 31, 2004, compared with $7.3 million at December 31, 2003 and $8.1 million at December 31, 2002. During 2004, we used a significant portion of our available cash to make loans and distributions to our Parent.

Operating activities. Net cash provided by operations was $55.7 million in 2004, down $12.9 million from $68.7 million in 2003. The decrease was due to the increases in interest expense, inventory, other assets, trade receivables and receivables due from parent, and the decreases in operating income and accounts payable offset by increases in other liabilities, post retirement obligations and interest income earned from parent.

Net cash flows provided by operating activities increased by $3.9 million in 2003 from $64.8 million in 2002. The net increase was due to increases in accrued interest, accounts payable, post-retirement obligations, other liabilities and a decrease in inventories offset by increases in accounts receivable and other assets.

Investment activities. During 2004, cash required for investing activities was primarily for the purchase of $21.5 million of property, plant and equipment, and the $0.9 million acquisition of Capital City Weekly located in Juneau, Alaska, offset by the $3.0 million in proceeds from the net repayment on the loan to our parent, the $0.9 million in proceeds from the sale of our Savannah warehouse and the $0.5 million in net proceeds from the purchase and sale of other machinery and equipment.

During 2003, cash required for investing activities was primarily for the purchase of $17.7 million of property, plant and equipment, a loan to our parent of $4.5 million and the $0.1 million acquisition of the Girard Press. At the end of 2003, Morris Communications acquired Skirt Magazine Charleston for $1.3 million and subsequently distributed the niche publication to Morris Publishing in April 2004. Our consolidated financial statements have been restated to reflect this change in reporting entity.

During 2002, cash required for investing activities was primarily for the purchase of $28.7 million of property, plant and equipment and other assets offset by the proceeds of $11.9 million from the sale and subsequent leaseback of our Savannah production facility.

We expect that our capital expenditures will be between $20 to $25 million in 2005. These amounts will be used primarily to upgrade existing production facilities and for new technology infrastructure at those locations.

Financing activities. Until August 7, 2003, our revolving credit facilities consisted of a borrowing arrangement with our parent, Morris Communications, which made available to us its borrowing capacity under its credit facility. On August 7, 2003, concurrent with the sale of our 7% Senior Subordinated Notes due 2013 in an aggregate principal amount of $250 million, our borrowing arrangement with Morris Communications was replaced by new credit facilities totaling $400 million, including a $175 million revolving credit facility and a $225 million term loan facility.

On September 24, 2003, we issued an additional $50 million aggregate principal amount of our 7% Senior Subordinated Notes due 2013.

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

Total debt was $550 million at December 31, 2004, up $25 million compared to the end of 2003. We had no loans outstanding under our revolving credit facility at the end of 2004 and 2003.

As of December 31, 2004 and 2003, our weighted cost of debt outstanding was approximately 5.68% and 5.47%, respectively. At the end of 2004, we could borrow and use for general corporate purposes $120.6 million under the most restrictive covenants of our debt arrangements.

As of December 31, 2004, the ratings on our 7% Senior Subordinated Notes due 2013 at Moodys and Standard and Poor’s remain at Ba3 and B+, respectively. The fair value of these bonds was quoted at 102.0. The fair value on the Tranche A and C term loans were both estimated at 100.5 and the revolver at par due to its unfunded nature.

The Company paid no principal amortization during the twelve months ended December 31, 2004 and 2003 on the original term loan facility. The modified term loan facility requires the following principal amortization with the final payment due on March 31, 2011:

2005	$6,500
2006	11,500
2007	11,500
2008	16,500
2009	21,500
Thereafter	$182,500

Our credit facility and indenture allow us to make loans to our Parent. The total loan outstanding at December 31, 2004 was $1.5 million, a $3.0 million decrease from December 31, 2003. The $1.3 million receivable due from parent was from end of the year intercompany allocations. For the twelve month periods ended December 31, 2004, the average net amounts loaned to Morris Communications were $27.5 million at an average interest rate of 3.724%. The loan is repayable on demand and bears the same interest rate as our revolving credit facility—LIBOR plus 2.25% which at December 31, 2004 was 4.6875%.

We, with certain restrictions under our indenture, may make dividend payments to our parent. On August 31, we declared and paid a $50 million dividend to Morris Communications, which in turn, utilized the dividend to reduce its loan outstanding to Morris Publishing. At December 31, 2004, we had approximately $26.5 million available for future restricted payments under the debt indenture.

Off-balance sheet arrangements

None

Inflation and changing prices

The impact of inflation on our operations was immaterial for all periods presented. In the past, the effects of inflation on operating expenses have been substantially offset by our ability to increase advertising rates. No assurances can be given that we can pass such cost increases through to our customers in the future.

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes heavy holiday season advertising. As a result, our consolidated results may not be comparable from quarter to quarter.

Item 7A—Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk

We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See Note 5 to our consolidated financial statements for December 31, 2004, 2003, and 2002 regarding long-term debt.

Contractual obligations

At December 31, 2004, the aggregate maturities on our long-term debt for the next five years and thereafter are as follows:

Contractual obligations		Payments due by period
(Dollars in thousands)	Balance at December 31, 2004	2005	2006	2007	2008	2009	Thereafter

Long term debt at variable rates:

Balance
Tranche A term loan	$100,000	$5,000	$10,000	$10,000	$15,000	$20,000	$40,000
Tranche C term loan	150,000	1,500	1,500	1,500	1,500	1,500	142,500
Revolving line of credit	—	—	—	—	—	—	—

Total	$250,000	$6,500	$11,500	$11,500	$16,500	$21,500	$182,500

	Actual rate of loans outstanding	LIBOR plus applicable margin at December 31, 2004
Interest rate:
Tranche A term loan	3.938%	3.938%	3.938%	3.938%	3.938%	3.938%	3.938%
Tranche C term loan	4.188%	4.188%	4.188%	4.188%	4.188%	4.188%	4.188%
Revolving line of credit	0.000%	4.688%	4.688%	4.688%	4.688%	4.688%	4.688%

Weighted average	4.088%	4.090%	4.093%	4.098%	4.106%	4.119%	4.126%

Long term debt at fixed rate:
Senior subordinated note	$300,000	$—	$—	$—	$—	$—	$300,000
Interest rate	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%	7.0%

Total weighted average: (fixed and variable)	5.676%	5.696%	5.732%	5.770%	5.829%	5.910%	5.913%

Operating leases:
Operating leases to Morris
Communications and affiliates	$19,537	$2,158	$2,234	$2,312	$2,393	$2,477	$7,963
Other operating leases	1,906	919	533	268	128	58	—

	$21,443	$3,077	$2,767	$2,580	$2,521	$2,535	$7,963

Total payments due:	$571,443	$9,577	$14,267	$14,080	$19,021	$24,035	$490,463

At December 31, 2004, under our $400 million bank credit facilities, we had $250 million outstanding on our term loans and had no outstanding amounts under the $150 million revolving credit facility. The interest rates on loans under our bank credit facilities are determined with reference to a spread above either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBO rate. The spread applicable to any borrowings under our revolving credit facility and Tranche A term loan is determined by reference to our trailing total debt to cash flow ratio. During 2004, the spread on the revolver ranged from 2.25% to 2.50% and was 2.25% at December 31, 2004. During 2004, the spread on the Tranche A term loan ranged from 1.50% to 2.0% and was 1.50% at December 31, 2005. The Tranche C term loan spread is fixed at ABR +.75% or LIBOR +1.75%.

Because LIBOR, the federal funds rate or the JPMorgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of December 31, 2004, the weighted average interest rate on our Tranche A and C term loans was 4.0875% based upon a spread above LIBOR. For each 100-basis point increase in LIBOR, the annual interest expense paid on these combined $250 million variable rate loans would increase $2.5 million (assuming the ABR would not produce a lower effective interest rate).

Under the terms of our modified senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is the interest rate cap that was owned and the senior credit facility’s covenant calculation as of December 31, 2004:

(Dollars in thousands)	Notional/balance	Expiring	Strike
Interest rate cap	$25,000	April 28, 2005	7.0%
Fixed rate debt	300,000

Total	325,000
Divided by total debt	$550,000

Percentage of total debt	59.09%	> 40% covenant requirement

Although this interest rate caps is effective as a hedge from an economic perspective, it does not qualify for hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. The fair value of this interest rate cap as of December 31, 2004 was nominal, and the losses recorded on the expired interest rate caps for the years ended December 31, 2004, 2003 and 2002 were nominal.

Newsprint

We consumed approximately 80,800 metric tonnes of newsprint in 2004, an expense representing 12.1% of our total operating expenses. A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8—Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Morris Communications Company, LLC and Morris Publishing Group, LLC:

We have audited the accompanying consolidated balance sheets of the Morris Publishing Group, LLC (formerly the Morris Communications Company, LLC newspaper business segment) (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, member’s deficit, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control of financial reporting. Accordingly, we express no such opinion. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Morris Publishing Group, LLC as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1, the 2003 consolidated financial statements have been restated for a change in reporting entity.

Atlanta, Georgia

March 31, 2005

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated balance sheets

	December 31,
(Dollars in thousands)	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,098	$7,334
Accounts receivable, net of allowance for doubtful accounts of $2,981 and $2,793 at December 31, 2004 and 2003, respectively	53,973	52,177
Inventories	4,645	3,796
Deferred income taxes, net	2,556	2,458
Due from parent	1,323	—
Prepaid and other current assets	1,715	1,086

Total current assets	84,310	66,851

LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	1,500	4,500
NET PROPERTY AND EQUIPMENT	155,198	150,352
OTHER ASSETS:
Goodwill	186,034	185,558
Intangible assets, net of accumulated amortization of $52,842 and $47,275 at December 31, 2004 and 2003, respectively	21,011	26,253
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $2,053 and $576 at December 31, 2004 and 2003, respectively	13,138	13,611

Total other assets	220,183	225,422

Total assets	$461,191	$447,125

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Accounts payable	$9,841	$7,542
Accrued interest	8,802	8,989
Current maturities of long-term debt	6,500	563
Due to Morris Communications	—	331
Deferred revenues	16,962	16,678
Accrued employee costs	12,359	10,590
Other accrued liabilities	2,270	2,083

Total current liabilities	56,734	46,776
LONG-TERM DEBT, LESS CURRENT PORTION	543,500	524,437
DEFERRED INCOME TAXES, LESS CURRENT PORTION	24,227	22,528
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	22,314	19,547
OTHER LONG-TERM LIABILITIES	3,552	3,298

Total liabilities	$650,327	$616,586
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBER’S DEFICIT	(189,136)	(169,461)

Total liabilities and member’s deficit	$461,191	$447,125

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of income

	Year Ended December 31,
(Dollars in thousands)	2004	2003	2002
NET OPERATING REVENUES:
Advertising	$367,560	$348,798	$342,976
Circulation	70,197	71,519	71,906
Other	17,977	18,093	18,480

Total net operating revenue	455,734	438,410	433,362

OPERATING EXPENSES:
Labor and employee benefits	177,905	172,261	162,540
Newsprint, ink and supplements	53,848	50,608	48,815
Other operating costs (excluding depreciation and amortization)	121,353	115,434	110,059
Depreciation and amortization expense	21,097	20,535	23,627

Total operating expenses	374,203	358,838	345,041

Operating income	81,531	79,572	88,321

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	32,281	26,088	25,056
Loss on extinguishment of debt	—	5,957	—
Interest income	(1,249)	(122)	(21)
Other, net	497	63	208

Total other expenses, net	31,529	31,986	25,243

INCOME BEFORE INCOME TAXES	50,002	47,586	63,078
PROVISION FOR INCOME TAXES	19,694	18,744	24,758

NET INCOME	$30,308	$28,842	$38,320

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of cash flows

	December 31,
(Dollars in thousands)	2004	2003	2002
OPERATING ACTIVITIES:
Net income	$30,308	$28,842	$38,320
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	21,097	20,535	23,627
Deferred income taxes	1,601	974	(2,596)
Amortization of debt issuance costs	1,612	1,337	—
Loss on disposal of property and equipment, net	(181)	323	96
Loss on extinguishment of debt	—	5,957	—
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	(1,751)	(2,202)	602
Inventories	(849)	823	(186)
Prepaids and other current assets	(629)	(118)	406
Other assets	(1,183)	(981)	706
Accounts payable	(3,081)	2,690	(502)
Accrued employee costs	1,769	(144)	—
Accrued interest	(187)	5,233	1,600
Due from MCC	(1,650)	—	—
Deferred revenues and other liabilities	5,958	1,577	814
Postretirement obligations due to Morris Communications	2,767	2,696	1,806
Other long-term liabilities	147	1,134	96

Net cash provided by operating activities	55,748	68,676	64,789
INVESTING ACTIVITIES:
Capital expenditures	(21,514)	(17,704)	(28,535)
Proceeds from sale of property and equipment	1,315	—	511
Proceeds from sale and leaseback	—	—	11,856
Loan receivable from Morris Communications	3,000	(4,500)	—
Acquisitions of businesses, net of cash acquired	(785)	(108)	(589)

Net cash used in investing activities	(17,984)	(22,312)	(16,757)
FINANCING ACTIVITIES:
Repayment of long-term debt due Morris Communications	—	(516,000)	(22,046)
Payment of debt issuance costs	—	(12,683)	—
Proceeds of long-term debt	25,000	525,000	—
Dividends paid to Morris Communications	(50,000)	—	—
Net change due to allocations and intercompany reimbursements with Morris Communications	—	(43,340)	(26,178)

Net cash used in financing activities	(25,000)	(47,023)	(48,224)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,764	(659)	(192)
CASH AND CASH EQUIVALENTS, beginning of period	7,334	7,993	8,185

CASH AND CASH EQUIVALENTS, end of period	$20,098	$7,334	$7,993

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$30,731	$19,587	$23,456
Income taxes paid to Morris Communications	$18,045	$17,770	$27,354
Dividends paid to Morris Communications	$50,000	$—	$—

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Consolidated statements of member’s deficit

(Dollars in thousands)
DECEMBER 31, 2001 -	$(166,051)
Net income	38,320
Net change due to allocations and intercompany reimbursements with Morris Communications	(26,178)

DECEMBER 31, 2002 -	(153,909)
Net income	28,842
Net change due to allocations and intercompany reimbursements with Morris Communications	(45,695)

DECEMBER 31, 2003 -	(170,762)
Change in reporting entity (Note 1)	1,301

DECEMBER 31, 2003- As Restated	(169,461)
Net income	30,308
Change in reporting entity (Note 1)	17
Dividend payment to Morris Communications	(50,000)

DECEMBER 31, 2004	$(189,136)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Notes to consolidated financial statements as of years ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

1. Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations — Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formed in November 2001 from the newspaper assets of Morris Communications Company, LLC (“Morris Communications” or the “Parent”). Prior to the formation of Morris Publishing, the newspaper business segment operated as a division of Morris Communications. Between this formation and July 2003, Morris Publishing operated as MCC Newspapers, LLC.

These consolidated financial statements of Morris Publishing, a wholly owned subsidiary of Morris Communications, include the consolidated financial statements of Morris Publishing subsequent to July 2003 and the combined financial statements of the Morris Communications Company, LLC Newspaper Business Segment for all periods prior to July 2003. In November 2001 and August 2003, Morris Communications legally transferred the net assets of its newspaper business segment to the Company. As a result, the Company has accounted for the assets and liabilities at historical cost, in a manner similar to that in pooling of interest accounting. The assets and operations of the Morris Communications newspaper business segment have been presented in the accompanying consolidated financial statements as if they were a separate stand-alone entity for all periods presented.

The accompanying consolidated financial statements furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and present the Company’s financial position, results of operations, and cash flows. Significant intercompany transactions have been eliminated in consolidation. As further described in Note 8, certain expenses, assets and liabilities of Morris Communications have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs. See Note 8.

The Company’s various newspapers engage in business activities and incur expenses. These operating results are regularly reviewed by the Company’s chief operating decision maker to make decisions about the resources to be allocated to assess performance.

Change in reporting entity— In April 2004, Morris Communications contributed the ownership of Skirt Magazine, Charleston, a monthly free women’s publication, to the Company. As a result, there has been a change in reporting entity in 2004 and the Company has restated its beginning member’s interests and its 2003 consolidated financial statements to reflect the net assets and results of the operations for the new reporting entity from November 2003, the time of the Skirt Magazine, Charleston acquisition by Morris Communications.

All transfers have been recorded at historical carrying amounts. Member’s interest at December 31, 2003 was increased by $1,301 for the net assets contributed. The net operating income (loss) of the contributed entity was ($3) and $20 during the fourth quarter 2003 and first quarter 2004, respectively.

Business segments—The Company has aggregated its various newspaper operations into a single operating segment, as these newspapers have similar long-term economic characteristics. These economic characteristics include the nature of the products and production processes, the methods used to distribute their products and the type or class of customers for their products.

Use of estimates —The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition —Advertising revenues are recognized when the advertisements are printed and distributed. Circulation revenues are recorded as newspapers are delivered. Amounts received from customers in advance of revenue recognition are deferred as liabilities. Other revenue is recognized when the related product or service has been delivered.

Cash and cash equivalents —Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no investments in debt instruments at December 31, 2004.

Fair value of financial instruments —The Company’s financial instruments consist primarily of cash equivalents, accounts receivable, accounts payable and long-term debt. In management’s opinion, the fair value of the Company’s bank credit facilities approximate the carrying value. The fair values at December 31, 2004 and 2003 of the Company’s long-term debt were approximately $557,250 and $528,000, respectively. Additionally, in management’s opinion, the carrying amounts of cash equivalents, accounts receivable and accounts payable approximate their fair value because of the short maturity of these instruments.

Accounts receivable —Accounts receivables are mostly from advertisers and newspaper subscribers. We extend credit and set the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with us and other industry specific data. In the past, the credit limits and the management of the overall credit portfolio was decentralized, however, we are in the process of centralizing this function as part of our shared services initiative.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write offs of uncollectible accounts receivable net of recoveries were $3,023, $2,798 and $2,581 million in 2004, 2003 and 2002, respectively.

Inventories —Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 70% and 87% of the Company’s inventory at December 31, 2004 and 2003, respectively, is determined by the last in, first out method. Costs for newsprint inventory would have been $1,214 and $989 higher at December 31, 2004 and 2003, respectively, had the FIFO method been used for all inventories. The turnover of inventory ranges from 30 days to 60 days depending on availability and market conditions. Obsolete inventory is generally not a factor.

Net property and equipment —Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to forty years for buildings and improvements, five to eleven years for machinery and production equipment, and five to ten years for office equipment, fixtures and vehicles.

Repairs and maintenance costs are expensed.

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations.

Construction in progress (“CIP”) is progress payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service.

Goodwill and intangible assets —Intangible assets consist primarily of goodwill, advertiser and subscriber relationships, mastheads, domain names and noncompetition agreements. Mastheads have an indefinite life and are not being amortized. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which eliminated the amortization of goodwill and indefinite-lived intangible assets. Intangible assets with finite lives will continue to be amortized over their estimated useful lives, which generally range from 3 to 20 years. Upon the adoption of SFAS No. 142, the Company discontinued the amortization of goodwill and indefinite-lived intangible assets. Other finite-lived intangible assets, noncompetition agreements and domain names, are amortized on a straight-line basis over the terms of the related agreements or their estimated useful lives.

The Company is required to test its goodwill and indefinite-lived intangible assets (including mastheads) for impairment on an annual basis, which occurs on December 31st. Additionally, goodwill and other indefinite-lived intangible assets are tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company has performed the required impairment tests of goodwill and indefinite-lived intangible assets, which resulted in no impairments.

Impairment of long-lived assets —On January 1, 2002, the Company adopted SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. Long-lived assets, other than indefinite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment losses are reported in the period in which the recognition criteria are first applied, based on the undiscounted cash flows. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell. No impairment losses were recognized upon adoption of this standard.

Income taxes —The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of Morris Communications’ corporate parent. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on results of the Company. The Company and Morris Communications have entered into a formal tax sharing agreement, under which the Company is required to provide for its portion of income taxes. Under the terms of the agreement, the Company remits taxes for its current tax liability to Morris Communications. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement.

The Company accounts for income taxes under the provisions of the liability method (SFAS No. 109, Accounting for Income Taxes), which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

Member’s deficit —Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the distributions to and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. See Note 8.

Due to Morris Communications —Due to Morris Communications represents long-term debt, accrued interest and postretirement benefit obligations allocated from Morris Communications. See Note 8.

Due from Morris Communications —Due from Morris Communications represents short term receivable that resulted from operating activities between the Company and its parent.

Performance unit grants —During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant and issue 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expire on December 31, 2005, which is the final valuation date. Each unit is valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. These performance units had no fair value at either the date of grant or at December 31, 2004, therefore, the Company had not accrued any compensation as of December 31, 2004.

Recent accounting pronouncements—In November 2004, the Financial Accounting Standards Board (‘FASB”) issued SFAS No. 151, Inventory Costs an amendment of ARB 43, Chapter 4. SFAS No. 151 amends the guidance in ARB 43, Chapter 4-Inventory pricing to clarify the accounting of abnormal amounts of idle facility expense, handling costs and waste material (spoilage). Among other provisions, the new rule requires that such items be recognized as current period changes, regardless of whether they meet the criterion of “so abnormal” as stated in ARB 43. SFAS No. 151 is effective for the fiscal years beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21 (b) of APB 29 and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for periods beginning after June 15, 2005. Adoption of this standard is not expected to have a material effect on the Company’s financial statements.

2. Acquisitions

In March 2004, the Company acquired Capital City Weekly, a weekly newspaper located in Juneau, Alaska. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $852. The purchase price was allocated to the estimated fair value of assets and liabilities acquired. The excess purchase price over the $52 fair value of the tangible net assets was allocated with $476 allocated to goodwill, $274 allocated to subscriber and advertiser relations, and $50 allocated to noncompetition agreements. The subscriber and advertiser relations are being amortized over a 15-year life and the noncompetition agreement over a 5-year life. The results of operations have been recorded in the consolidated statements of income from the date of acquisition.

In April 2004, Morris Communications contributed the ownership of Skirt Magazine Charleston, a monthly free women’s publication, to the Company. All transfers have been recorded at their historical carrying amounts, which approximated $1,318 as of November 2003, the date of the Skirt Magazine Charleston acquisition by Morris Communications. The excess capital contribution over the $138 fair value of the net assets was allocated with $788 allocated to goodwill and $392 allocated to subscriber and advertiser relations. See Note 1.

In November 2003, the Company acquired Girard Press, a weekly newspaper located in Girard, Kansas, for cash. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $160. Based on a preliminary study, the purchase price was allocated based on the fair value of assets and liabilities acquired. The excess purchase price over fair value of the net assets acquired of $155 was allocated to identifiable intangible assets.

In September 2002, the Company acquired Fall Line Publishing, a weekly newspaper located in Louisville, Georgia for cash. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs of approximately $918 including the additional amount of consideration contingent on the newspaper’s first year performance. In 2003, the Company paid $250 in contingent consideration, which was allocated to goodwill, to complete the purchase.

The results of operations have been recorded in the consolidated statements of income from the dates of acquisition. The pro forma effect on net income had the acquisitions been reflected as of the beginning of the year acquired and the previously reported year would not have been material.

3. Property and equipment

Property and equipment at December 31, 2004 and 2003 consisted of the following:

	2004	2003
Land	$15,675	$15,780
Buildings and improvements	109,095	108,889
Machinery and production equipment	169,779	165,104
Office equipment, fixtures and vehicles	86,499	76,643
Construction in progress	2,145	2,936

	383,193	369,352
Less accumulated depreciation	(227,995)	(219,000)

	$155,198	$150,352

Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $15,541, 15,015 and $18,073, respectively.

4. Goodwill and other intangible assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill and indefinite lived intangible assets are not presently amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company on January 1, 2002. The Company tested goodwill and indefinite-lived intangible assets for impairment utilizing a combination of valuation techniques including the expected present value of future cash flows, a market multiple approach and a comparative value approach.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Certain other intangible assets acquired (mastheads) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements, domain names and other assets) are amortized over their estimated useful lives (from 3 to 20 years).

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the years ended December 31, 2004, 2003 and 2002 are as follows:

	Goodwill	Other Intangible Assets
Balance at December 31, 2002	$184,770	$30,910
Additions	788	863
Amortization expense	—	(5,520)

Balance at December 31, 2003	$185,558	$26,253
Additions	476	314
Amortization expense	—	(5,556)

Balance at December 31, 2004	$186,034	$21,011

The Company recorded approximately $5,556, $5,520, and $5,554 of amortization expense during the years ended December 31, 2004, 2003, and 2002, respectively, associated with its finite-lived intangible assets.

The gross carrying amounts and related accumulated amortization of the Company’s mastheads, subscriber and advertiser relationships, noncompetition agreements and domain names as of December 31, 2004 and 2003 are as follows:

	Cost	Accumulated Amortization	Net Cost
December 31, 2004:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,409	51,924	16,485
Domain names	75	32	43
Non-compete agreements and other assets	60	13	47

Total other intangible assets	$73,854	$52,843	$21,011

December 31, 2003:
Newspaper mastheads	$5,310	$874	$4,436
Subscriber lists	68,127	46,363	21,764
Domain names	57	11	46
Non-compete agreements and other assets	10	3	7

Total other intangible assets	$73,504	$47,251	$26,253

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2004 is as follows:

2005	$5,561
2006	5,556
2007	2,221
2008	569
2009	550
Thereafter	2,118

Total	$16,575

5. Long-term debt

On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250 million of 7% Senior Subordinated Notes (“Notes”) due 2013 and entering into a $400 million bank credit agreement (“Credit Agreement”). In September 2003, an additional $50 million of senior subordinated notes were issued. The loss incurred on the extinguishment of the prior debt was $6.0 million during 2003.

The Notes are due in 2013 with interest payments due February 1 and August 1, with the first payment being paid on February 1, 2004. The Company may redeem up to 35% of the aggregate principal amount of the Notes using the proceeds of one or more public equity offerings completed before August 1, 2006. Per the Indenture, the interest rate on the Notes temporarily increased .25% to 7.25% for the 42 days prior to June 14, 2004, which was the date the exchange offer of the Notes registered under the Securities Act of 1933 was completed.

The bank credit agreement dated August 7, 2003, consisted of a Tranche B $225,000 term loan and a $175,000 revolving credit line. The Tranche B principal payments were due each quarter commencing December 31, 2004, through December 31, 2010, with a final payment due March 31, 2011. The quarterly payments were $563 with final payment being $210,938. The revolving credit loan terminated September 30, 2010. Borrowings under the August 7, 2003 Credit Agreement bore interest at either the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBO rate. At December 31, 2003, the interest rate on the Tranche B loan was 3.4375% and the outstanding principal amount was $225,000. At December 31, 2003, no amount was outstanding on the $175,000 revolving line of credit

The 2003 Credit Agreement required, among other things, that the Company and Morris Communications on a consolidated basis (1) maintain a debt-to-cash flow ratio not to exceed 6.00 to 1 initially and adjusting downward periodically to 5.50 to 1 on September 30, 2006, and all times thereafter; (2) maintain a fixed charge coverage ratio greater than or equal to 1.05 to 1 initially and adjusting upward to 1.15 to 1 on March 31, 2006, and all times thereafter; (3) maintain an interest coverage ratio to be greater than or equal to 2.25 to 1 initially and adjusting upward to 2.50 to 1 on September 30, 2005, and all times thereafter. On April 13, 2004, Amendment No. 1 to the Credit Agreement was executed to amend representations of the Company related to its financial statements, to extend deadlines related to delivery of 2003 financial statements and to waive potential defaults related to delivery of financial statements to holders of the Company’s notes.

On August 7, 2003, the Company repaid its intercompany debt due to its parent, Morris Communications, which in turn repaid its existing senior secured credit facilities. As a result, the Company incurred non-cash financing loss on extinguishment of debt of approximately $5,957 related to the write-off of the unamortized deferred loan costs. Prior to this repayment, the Company’s debt due to its parent increased by $18,100, which borrowings were used to repay other indebtedness of its parent. As a result, the Company recorded an $18,100 distribution to its parent. See Note 8.

On July 16, 2004, the Company realigned various aspects of its Credit Agreement. The $225 million Tranche B term loan (“Tranche B”) under the August 7, 2003 agreement was increased by $25 million and split into two pieces, a $100 million Tranche A term loan (“Tranche A”) and a $150 million Tranche C term loan (“Tranche C”). At the same time, the revolving credit line was reduced from $175 million to $150 million. The total facility remained unchanged at $400 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A and 0.50% on the Tranche C, below the rate on the Tranche B. The debt covenants generally remain unchanged. Scheduled principal payments have changed with the replacement of the single term loan with the two term loans (Tranche A and Tranche C). The final payment on the Tranche A and the Tranche C loans are scheduled for September 30, 2010 and March 31, 2011, respectively. The revolving credit loan terminates September 30, 2010.

The $575 in loan origination fees associated with the modification of the credit facility were capitalized and are being amortized along with the Tranche B term loan’s unamortized costs over the lives of the Tranche A and Tranche C term loans in accordance with EITF Issue No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments. The Company wrote off $209 in unamortized loan costs associated with the original revolving credit facility in accordance with EITF Issue No.98-14, Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements, and will continue to amortize the remaining $1,256 over the term of the revolving credit loan.

At December 31, 2004, the interest rates on our term loans outstanding were 3.9375% and 4.1875% on the Tranche A and Tranche C term loans, respectively, and the interest rate on the revolver was 4.6875%. At December 31, 2004, no amount was outstanding on the $150 million revolving credit line. The commitment fee on the amount available against the revolving credit line is 0.5%.

6. Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2004, 2003 and 2002 are as follows:

	2004	2003	2002
Current tax provision:
Federal	$15,333	$15,016	$23,114
State	2,813	2,754	4,240

	18,146	17,770	27,354
Deferred tax provision (benefit):
Federal	1,308	823	(2,129)
State	240	151	(467)

	1,548	974	(2,596)

Total income tax provision	$19,694	$18,744	$24,758

A reconciliation of income tax provision, computed by applying the statutory federal income tax rate of 35% to income before income taxes and minority interest for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Tax provision at statutory rate	$17,501	$16,656	$22,077
State tax provision, net of federal benefit	1,950	1,856	2,460
Meals and entertainment expenses	243	232	221

	$19,694	$18,744	$24,758

The net deferred tax liabilities as of December 31, 2004 and 2003 are comprised of the following:

	2004	2003
Current deferred tax assets:
Provision for doubtful accounts	$1,160	$1,111
Other accrued expenses	1,396	1,347

Total current deferred tax assets	2,556	2,458

Noncurrent deferred tax assets (liabilities):
Intangible assets	(13,513)	(14,562)
Depreciation and amortization	(20,896)	(16,872)
Postretirement benefits	8,680	7,604
Other accrued expenses	1,502	1,302

Total noncurrent deferred tax liabilities	(24,227)	(22,528)

Net deferred tax liability	$(21,671)	$(20,070)

Management believes that realization of its deferred tax assets is more likely than not; therefore, the Company did not record any valuation allowance against these deferred tax assets as of December 31, 2004 and 2003.

7. Member’s deficit

Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income of the Company, and the distributions to and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company from transactions described in Note 8.

8. Transactions with Morris Communications

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

Cash management — Until August 2003, the Company’s cash was immediately transferred to Morris Communications, which used the cash to meet its and the Company’s obligations. The net amounts due from Morris Communications, which have been deemed distributions to Morris Communications were approximately $45,694 for the year ended December 31, 2003.

The following table provides a reconciliation of the transactions recorded through member’s deficit during the year ended December 31, 2003.

For the Year Ended December 31, 2003:
Management Fee	$7,845
Technology and Shared Services Fee	9,645
Employer 401(k) Contribution	2,274
Workers’ Compensation Expense	743
Taxes - Current Provision	17,770
Interest Expense	14,019
Net Cash Provided from Operations	(123,977)
Net Cash Used in Investing	22,304
Net Proceeds Long Term Debt	3,682

Net distribution to Morris Communications	$(45,695)

Additionally, the Company had amounts due to Morris Communications, $22,314, $19,547 and $16,851 of allocated postretirement obligations, and $2,610, $2,024 and $2,109 included in other accrued liabilities of allocated health and disability obligations as of December 31, 2004, 2003 and 2002, respectively.

Management fee —The Company was charged with certain corporate allocations from Morris Communications. Prior to August 7, 2003, these allocations were based on a combination of specifically identified costs, along with an estimate of 60% of the non-identifiable expenses relating to the Company. Subsequent to August 7, 2003, a fee equal to 4% of the revenues is charged to the Company, as defined in the management agreement. These corporate allocation expenses totaled $18,230, $15,572 and $17,359 for the years ended December 31, 2004, 2003 and 2002, respectively. These allocated expenses represent corporate costs incurred by Morris Communications on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and shared services fee —The Company was charged with certain technology and shared services costs allocated from Morris Communications. These costs were allocated at 100% prior to August 7, 2003. Subsequent to August 7, 2003, these costs were allocated based on actual costs, as defined in the management agreement. These technology and shared services expenses allocated by Morris Communications to the Company totaled $12,542, $18,308 and $10,798 for the years ended December 31, 2004, 2003, and 2002, respectively. In the first quarter 2005, the services agreement was amended allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

Debt and debt related allocations —The Company also charged corporate interest and amortization expense based on the corporate debt and related deferred debt cost allocations of Morris Communications to the Company. Prior to August 7, 2003, the Company was allocated Morris Communications’ debt, deferred debt costs, interest and amortization expenses. The allocated portion of Morris Communications’ debt is presented as due to Morris Communications and the deferred debt costs are presented as part of deferred loan costs and other assets on the accompanying consolidated financial statements. Interest expense, including amortization of debt issuance costs, recorded by the Company related to this debt was $14,019 and $25,056 for the years ended December 31, 2003 and 2002, respectively, and is included in interest expense in the accompanying consolidated financial statements. On August 7, 2003, the Company and Morris Communications realigned various aspects of their debt and capital structure. As part of this realignment, all outstanding principal and interest amounts related to the long-term debt due to Morris Communications was repaid. Additionally, all related unamortized, deferred loan costs were written off and recorded as a loss on extinguishment of debt. See Note 5.

The borrowings under the long-term debt due to Morris Communications, which mirrored the terms of Morris

Communications’ long-term debt with an unrelated third party, bear interest at the alternative based rate (“ABR”) or the Eurodollar rate, plus applicable margin, as defined in the third party agreement. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBO rate. The weighted average interest rate on the long-term debt outstanding to Morris Communications at December 31, 2002 was 4.53%.

Employees’ 401(k) plan — The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $4,265, $4,062 and $4,164 for the years ended December 31, 2004, 2003 and 2002, respectively.

Retiree health care benefits —The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. In September 2003, Morris Communications and the Company formally amended the plan, which requires the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for both the years ended December 31, 2004 and 2003.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $2,767, $2,697 and $1,806 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company was also allocated its portion of the postretirement benefit obligation. The amounts allocated to the Company, based on total headcount, were $22,314, $19,547, and $16,851 as of December 31, 2004, 2003 and 2002, respectively.

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the years ended December 31, 2004 and 2003:

	2004	2003
Change in benefit obligation:
Benefit obligation at beginning of year	$35,710	$28,547
Service costs	723	617
Interest costs	2,200	2,130
Participant contributions	499	587
Actuarial loss	(2,353)	5,261
Benefit payments	(1,437)	(1,432)

Benefit obligation at end of year	$35,342	$35,710

Reconciliation of accrued benefit cost:
Accrued postretirement benefit cost at beginning of year	$19,547	$16,851
Net periodic postretirement benefit cost for 2003	3,705	3,541
Net benefit payments during 2003	938	845

Accrued postretirement benefit cost at end of year	$22,314	$19,547

Components of net periodic benefit cost:
Service cost	$723	$617
Interest cost	2,200	2,130
Amortization of prior service cost	782	794

Net periodic benefit cost	$3,705	$3,541

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2004 and 2003 are as follows:

	2004	2003
Discount rate	5.75%	6.25%
Health care cost increase rate:
Following year	10.00%	11.00%
Decreasing to the year 2010	5.00%	5.00%

As an indicator of sensitivity, increasing the assumed health care cost trend rate by 1% in 2004 would have increased the benefit obligation as of December 31, 2004, by $3,898 and the aggregate of benefits earned and interest components of 2004 net postretirement benefit expense by $359. Decreasing the assumed health care cost trend rate by 1% in 2004 would have decreased the benefit obligation as of December 31, 2004 by $3,411 and the aggregate of benefits earned and interest components of 2004 net postretirement benefit expense by $302.

The following is an estimate of the Company’s future benefit payments:

2005	$1,199
2006	1,321
2007	1,406
2008	1,454
2009	1,442
Years 2010-2014	$7,396

Health and disability plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. In June 2003, Morris Communications and Company formally amended the plan, which requires Morris Communications and the Company to be separately liable for its portion of the postretirement benefit obligation. Accordingly, the Company and Morris Communications completed a formal actuarial valuation of the costs incurred but not reported. The expense allocated to the Company, based on the formal actuarial valuation or total headcount, was $14,357, $12,212 and $12,793 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on the formal actuarial valuation or total headcount, was $2,611, $2,025 and $2,109 as of December 31, 2004, 2003 and 2002, respectively.

Workers’ compensation expense —The Company has participated in Morris Communications’ worker’s compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $2,864, $1,753 and $2,012 for the years ended December 31, 2004, 2003 and 2002, respectively.

Property and equipment —Historically, the Company has occupied and utilized certain property and equipment owned by the parent. Title to this property and equipment, along with the related depreciation and amortization, was passed to the Company on August 7, 2003. The Company was allocated $1,047 prior to the transfer in 2003 and $3,373 in depreciation and amortization expense for the twelve months ended December 31, 2003 and 2002. Morris Communications conveyed legal title to the Company of the net property and equipment of $28,954 as of August 7, 2003, which is included in property and equipment in the accompanying financial statements. In 2004, the Savannah newspaper relocated to a new facility leased from a related third party. The newspaper’s old facility, located in downtown Savannah, is presently under contract for sale at a gain.

Loan receivable from Morris Communications —Under its debt arrangements, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

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

The interest accrued and paid on the loans to Morris Communications for the twelve months ended December 31, 2004 was $1,233 on an average loan balance of $27.5 million. The average annual interest rate was 3.724% for 2004. The loan receivable from Morris Communications at December 31, 2004 was $1.5 million.

The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On August 31, 2004, the Company declared and paid a $50 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan from Morris Publishing. At December 31, 2004, the Company had an additional $26 million available for future restricted payments under the credit indenture.

9. Commitments and contingencies

Leases —In December 2002, the Company sold its recently completed facility in Savannah, Georgia to an affiliated party at carrying value for cash of $11,856, and entered into a 10 year operating lease expiring on December 31, 2012. The Company is required to make equal monthly payments of $92 beginning January 1, 2003, and continuing on the first date of each subsequent year during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent month during the lease term the annual base rent shall increase by the lesser of (i) four percent, and (ii) by the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to add the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie Morris Baker.

The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2012. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2004 are as follows:

	Operating leases to Morris Communications and affiliates	Other Operating Leases	Total
2005	$2,158	919	$3,077
2006	2,234	533	2,767
2007	2,312	268	2,580
2008	2,393	128	2,521
2009	2,477	58	2,535
Thereafter	7,963	—	7,963

Total	$19,537	$1,906	$21,443

Total rent expense under operating leases was approximately $3,776, $2,651 and $1,687 for the years ended December 31, 2004, 2003 and 2002, respectively.

Litigation and claims —The Company is the defendant or plaintiff in lawsuits related to normal business operations. In management’s opinion, the outcome of these matters will not have a material effect on the Company’s operations or financial position.

Environmental matters —The nature of the Company’s operations exposes it to certain risks of liabilities and claims with respect to environmental matters. The Company does not believe that environmental compliance requirements are likely to have a material effect on it. The Company cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with the Company’s operations or facilities and that these would not have a material adverse effect on the Company’s business, financial condition or results of operations.

During 2004, the Savannah newspaper relocated to its new state of the art facilities. The newspaper’s former warehouse was sold in 2004 and the joint administrative and production facility in downtown Savannah is presently under contract for sale. As part of our efforts to complete the sale, we have recently completed the environmental remediation on this production facility at a cost of approximately $700.

10. Quarterly operations (unaudited)

Retail advertising revenue is seasonal and tends to fluctuate with retail sales in our various markets, which is historically highest in the fourth quarter. Classified advertising revenue has historically had a direct correlation with the state of the overall economy and has not been materially affected by seasonal fluctuations. The following table summarizes our quarterly results of operations:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	2004
Total net operating revenue	$108,273	$114,627	$112,927	$119,907
Total operating costs	91,201	93,376	93,518	96,108

Operating income	17,072	21,251	19,409	23,799

Interest expense	7,812	8,008	8,166	8,295
Interest income	(144)	(362)	(458)	(285)
Other, net	532	103	(195)	58

Total other expense (income)	8,199	7,749	7,513	8,068

Income (loss) before taxes	8,873	13,502	11,896	15,731
Provision for income taxes	3,532	5,306	4,664	6,192

Net income	$5,341	$8,196	$7,232	$9,539

	2003
Total net operating revenue	$104,768	$111,126	$107,029	$115,488
Total operating costs	86,555	86,495	89,702	96,086

Operating income	18,213	24,631	17,327	19,402

Interest expense	5,856	5,563	6,745	7,924
Loss on extinguishment of debt	—	—	5,957
Interest income	(5)	(3)	(15)	(98)
Other, net	82	56	57	(133)

Total other expense (income)	5,933	5,616	12,744	7,693

Income (loss) before taxes	12,280	19,015	4,583	11,709
Provision for income taxes	4,830	7,344	1,630	4,941

Net income	$7,450	$11,671	$2,953	$6,768

Because of the change in reporting entity, Note 1, the fourth quarter 2003 and first quarter 2004 have been restated to reflect Morris Communications’ distribution of Skirt Magazine Charleston to Morris Publishing in April 2004. Skirt Magazine reported a net operating income (loss) of ($3) and $20 thousand during the fourth quarter 2003 and first quarter 2004, respectively.

Item 9—Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A—Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At December 31, 2004, we had converted the majority of our largest newspapers to the operating platform and we anticipate converting the remaining newspapers to this platform by the end of the second quarter 2005. Management believes the centralization of these functions will further enhance our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B—Other Information

None

Part III

Item 10—Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in Newspaper Business	Title
William S. Morris Ill	70	48	Chairman of the Board of Directors
William S. Morris IV	45	15	CEO, President and Director
Craig S. Mitchell	46	11	Director, Senior Vice President—Finance, Secretary and Treasurer
Carl N. Cannon	61	40	Executive Vice President
James C. Currow	61	41	Executive Vice President
Steve K. Stone	52	26	Senior Vice President—Chief Financial Officer
Susie Morris Baker	37	12	Director
J. Tyler Morris	42	16	Director
Mary E. Morris	71	9	Director

Our directors and executive officers are elected by, and serve at the discretion of, Morris Communications, which can add, remove and replace them at any time. References to service as directors and executive officers for periods prior to the formation of Morris Publishing in 2001 are to positions with our corporate predecessors in the newspaper business. These individuals also hold the same positions in the co-issuer of our senior subordinated notes, Morris Publishing Finance Co. The board of directors does not have any committees.

William S. Morris III—Mr. Morris has served as chairman of our board of directors for at least 30 years. Mr. Morris is the chairman of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a tenor as Chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business all of his working career.

William S. Morris IV—Mr. Morris has been our president since 1996, our chief executive officer since 2001, and a director since 1996 and is a director and the president of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. He joined the family business in 1990 and prior to becoming our president has served as assistant to the president. Prior to that, he served as assistant to the general manager, general manager and publisher of several of our newspapers and magazines. Prior to joining us, Mr. Morris worked for United Yellow Pages, Inc., selling independent telephone advertising and Gannett Outdoor Group in the leasing department and as national sales manager. He graduated from Emory University in 1983 with a degree in economics.

Craig S. Mitchell —Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College and a Master of Accountancy (tax option) from the University of Georgia.

Carl N. Cannon—Mr. Cannon became executive vice president in November 2003 and has served as vice president-newspapers with responsibility for our Florida publishing group and our eastern community newspapers division, including The Florida Times-Union, our largest publication, since 1991. Prior to that Mr. Cannon held numerous management positions with us in Georgia, Texas, and Florida. He has a degree in journalism from the University of Georgia and has spent his entire business career with Morris Publishing.

James C. Currow—Mr. Currow became executive vice president in November 2003 and has served as vice president-newspapers with responsibility for our metro newspapers outside of Florida and for our western community newspapers since 1998. Prior to joining us, Mr. Currow started a newspaper management consulting firm and also served as vice president of Sales and Marketing at The Miami Herald, and as president and chief executive officer of Milwaukee Journal and Sentinel. In April 1997, he was named senior vice president and chief marketing officer of the Newspaper Association of America. Mr. Currow serves on the Board of the Newspaper Association of America, chairs the Marketing Committee and serves on the Executive Committee. Mr. Currow holds a B.S. degree in management from Charleston Southern University and is a 1992 graduate of the Harvard Business School Advanced Management Program.

Steve K. Stone—Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications’ subsidiary operating the Shared Services Center since 2002. Mr. Stone has 24 years experience in the newspaper industry and prior to joining us in 2002, Mr. Stone was Assistant Vice President/Shared Services for Knight Ridder, Inc. He has also served as Vice President/Chief Financial Officer for the Charlotte Observer, Director of Finance/Controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and the Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

Susie Morris Baker—Mrs. Baker has been a director since 1996 and a vice president of newspapers from 1999 to 2003. She is also a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. She has also served as vice president of the Alaska newspapers for Morris Publishing, with responsibility for the Juneau Empire, the Peninsula Clarion in Kenai, and The Alaska Journal of Commerce and Alaskan Equipment Trader in Anchorage. Prior to that, Mrs. Baker was the publisher of the Quarter Horse News and Barrel Horse News in Fort Worth, Texas and publisher of the Peninsula Clarion. Mrs. Baker received a B.A. from Mary Baldwin College in Staunton, Virginia in 1990 and received a master’s degree in business administration from Southern Methodist University in Dallas, Texas in 1998.

J. Tyler Morris—J. Tyler Morris has been a director since 1996 and is a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. He has served as the vice president of the Morris Communications’ Cowboy Publishing Group in the magazine division. He is currently chairman, president and chief executive officer of Texas Aerospace Services in Abilene, Texas. Prior to that, he worked at Lubbock Avalanche-Journal and Gray’s Sporting Journal and at the Fort Worth Star-Telegram. Mr. Morris graduated from the University of Georgia in 1987 with a degree in journalism.

Mary E. Morris—Mrs. Morris has been a director since 1996 and is a director of Morris Communications, Shivers Trading & Operating Company, our ultimate parent, and its other subsidiaries. She is active in volunteer work with church and civic organizations and has served on many boards including the board of the Morris Museum of Art and the State Botanical Garden of Georgia.

William Morris III and Mary Morris are husband and wife. William Morris IV, J. Tyler Morris and Susie Morris Baker are their children.

Code of ethics

We adopted, and posted on our web site at www.morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11—Executive Compensation

Some of our executive officers serve in similar capacities for our parent, Morris Communications, its ultimate parent, Shivers Trading & Operating Company, and their other subsidiaries. Historically, we have allocated a portion of their services and compensation to Morris Publishing. Commencing August 7, 2003, compensation for services rendered by William S. Morris III, William S. Morris IV, Craig S. Mitchell and Steve K. Stone were not payable directly by us but their services were provided under the management agreement. See “Certain relationships and related transactions.” The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2004 for our chief executive officer, our two other executive officers, who received compensation from Morris Publishing in 2004.

Annual Compensation
Name and principal position	Year	Salary		Bonus		All Other Compensation
William S. Morris IV (d) President and Chief Executive Officer	2004 2003 2002	$	— 315,000 510,000	$	— 267,034 60,000	$	— 17,079 31,199	(a)

Carl N. Cannon Executive Vice President	2004 2003 2002		750,000 700,000 650,000		73,156 114,763 108,447		328,433 366,123 233,349	(b)

James C. Currow Executive Vice President	2004 2003 2002		$716,667 566,667 500,000	$	— 60,794 96,332		$82,093 139,695 36,679	(c)

(a)	Includes imputed income for use of company vehicle in the amount of $2,752 and $4,717 for 2003 and 2002, respectively, employer contributions to the Morris Communications 401(k) Plan in the amounts of $3,500 and $6,000 for 2003 and 2002, respectively, and other fringe benefits for the use of company facilities and participation in the executive medical reimbursement plan in the amounts of $10,827 and $20,482 for 2003 and 2002, respectively.
(b)	Includes employer contributions and earnings under Morris Communications deferred compensation plan of $292,757, $331,706 and $200,000 for 2004, 2003 and 2002, respectively, imputed income for use of company vehicle in the amount of $8,812, $9,924 and $9,924 for 2004, 2003 and 2002, respectively, employer contributions to the Morris Communications 401(k) Plan in the amounts of $10,250, $10,000 and $10,000 for 2004, 2003 and 2002, respectively, and other fringe benefits for the use of company facilities and participation in the executive medical reimbursement plan in the amounts of $16,614, $14,493 and $13,515 for 2004 and 2003 and 2002, respectively. The 86,000 Performance Unit Grants awarded to this individual in April 2004 had no value at December 31, 2004. The estimated total value of the 86,000 perfomance units is between $0 and $30,000 at the December 31, 2005 expiration date.
(c)	Includes imputed income for use of company vehicle in the amount of $19,606, $21,236 and $16,718 for 2004 and 2003 and 2002, respectively, employer contributions to the Morris Communications 401(k) Plan in the amounts of $10,250, $10,000 and $10,000 for 2004, 2003 and 2002, respectively, employer contributions and earnings under Morris Communications deferred compensation plan for deferrals of $44,776 and $102,891 for 2004 and 2003, respectively, and other fringe benefits such as the executive medical reimbursement plan in the amounts of $7,461, $5,568 and $9,961 for 2004, 2003 and 2002, respectively. The 86,000 Performance Unit Grants awarded in April 2004 had no value at December 31, 2004. The 86,000 Performance Unit Grants awarded to this individual in April 2004 had no value at December 31, 2004. The estimated total value of the 86,000 performance units is between $0 and $30,000 at the December 31, 2005 expiration date.

(d)	For 2003, this table includes compensation paid to Mr. Morris for services through August 7, 2003, but includes no compensation for his services provided to us under the management agreement with Morris Communications after such date (because his services were covered by the management fee). For 2004, Mr. Morris’ services were provided to us under the management agreement.

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Performance unit grants

During 2004, Morris Publishing executed the 2004 Morris Publishing Group Performance Unit Grant in order to grant and issue 1,000,000 performance units to various senior executive and other business unit managers, effective as of January 1, 2004, under the terms of the Shivers Trading & Operating Company (Morris Communications’ parent company) Performance Unit Plan, dated April 1, 2004. The 2004 Performance Unit Grants expire on December 31, 2005, which is the final valuation date. Each unit is valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. These performance units had no fair value at either the date of the grant or at December 31, 2004, therefore, the Company had not accrued any compensation as of December 31, 2004. The following table provides a range of potential values at the December 31, 2005 expiration date assuming no material changes in average invested capital:

			December 31,
	Year Awarded	Units Granted and Issued	2003	2004	2005
					Range of values
Percentage annual growth in total net operating income					-5.0%	0.0%	5.0%
Value per unit			$—	$—	$(0.45)	$(0.06)	$0.34

Executive
Carl N. Cannon	2004	86,000	$—	$—	$—	$—	$28,859
James C. Currow	2004	86,000	—	—	—	—	28,859
Others	2004	828,000	—	—	—	—	277,850

Total		1,000,000	$—	$—	$—	$—	$335,568

Employment agreements

Morris Publishing has no employment agreements with its executive officers. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2004 and 2003, and received less than $500 per year in 2002.

Compensation committee interlocks and insider participation

Our board of directors does not maintain a compensation committee. No executive officer or member of our board of directors also serves as an officer or on the compensation committee of any other entity with an executive officer on our board of directors. The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially own all of the equity interests in Morris Communications, our parent company. By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company mater or transaction, including compensation matters.

Board of Directors Report on Executive Compensation

Our board of directors does not maintain a compensation committee, and the functions of a compensation committee are performed by its chairman and our chief executive officer. The chairman and our chief executive officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants.

Executive officer compensation

With respect to our chief executive officer and most of our executive officers and directors, we pay no salary or other compensation, since their services are provided by our parent, Morris Communications, as part of its services under our management agreement.

With respect to our two executive vice presidents charged with the operations of our newspaper business, the chairman and our chief executive officer determine what each executive officer’s base salary and cash bonus should be based on individual and corporate performance. For 2004, the base salary and cash bonus amounts for each of these two executive officers was determined in accordance with this policy.

For 2004, the Board approved a Performance Unit Plan and awarded 1,000,000 units to various senior executives and other business unit managers. The performance units were intended to provide an incentive and reward for company performance. The units had no value at either their grant date or at December 31, 2004. The two executive vice presidents were each awarded 86,000 performance units. Total compensation for performance unit grants for each executive vice president is estimated to range from $0 and $30,000 at the December 31, 2005 expiration date.

By the Board of Directors,

William S. Morris III, Chairman

William S. Morris IV

Mary S. Morris

J. Tyler Morris

Susie Morris Baker

Craig S. Mitchell

Item 12—Security Ownership of Certain Beneficial Owners and Management

Morris Communications and Morris Publishing are lower tier subsidiaries of Shivers Trading & Operating Company, which is beneficially owned 100% by William S. Morris III and members of his immediate family. Mr. Morris III and his wife, Mary E. Morris, together directly own over 50% of the voting stock of Shivers and together beneficially own approximately 66% of the total common stock of Shivers. Their three children, including Mr. Morris IV, each directly own approximately 16% of the voting stock and each beneficially own approximately 11% of the total common stock of Shivers.

Item 13—Certain Relationships and Related Transactions

Various entities which are affiliated with Morris Communications and the Morris family have engaged, and will in the future engage, in transactions with us some of which may be viewed, from the perspective of a note holder of Morris Publishing, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties.

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee aggregated $33.9 million for the year ended December 31, 2003 and $30.8 million for the year ended December 31, 2004. These fees do not include other transactions between Morris Publishing, on the one hand, and Morris Communications and its other subsidiaries, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. See Notes 1 and 8 to Notes to Consolidated Financial Statements for December 31, 2004, 2003 and 2002.

While historically balances between Morris Publishing, on the one hand, and Morris Communications, and its other subsidiaries, on the other hand, were settled primarily through member’s deficit (as distributions or contributions), such amounts were settled through payment in 2004, and are expected to be settled by payment in the future. While historically, Morris Communications provided cash management for Morris Publishing, at and after August 1, 2003 Morris Publishing’s cash and investment management activities have been segregated from those of Morris Communications and its other subsidiaries and all cash and investments are held in separate accounts of Morris Publishing.

Historically borrowing capacity for Morris Publishing was provided in large part through borrowings by Morris Communications under its credit facility, the proceeds of which were then lent to Morris Publishing through intercompany loans. On August 7, 2003, Morris Publishing repaid its indebtedness to Morris Communications and entered into new credit facilities. It is expected that the principal external source of liquidity for Morris Communications and its other subsidiaries will be loans by or distributions from Morris Publishing. We may provide loans to Morris Communications or its operating subsidiaries for general business purposes or to make acquisitions in the future, at interest rates equal to our cost of borrowing under our new credit facilities. Any such loans may utilize borrowing capacity under our new credit facilities that may otherwise have been available for our business purposes. As of December 31, 2004, we had $3.5 million of outstanding loans and $1.3 million in receivables due from Morris Communications.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services, Morris Communications will be entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). Historically, Morris Communications’ costs of providing these services have been allocated among its operating divisions and our allocated share is reflected in our financial statements. For the four years prior to the management agreement, our allocable costs for the services provided by Morris Communications have been approximately 4.2% of our annual total operating revenues, ranging from 4.4% in 2000 to 3.9% in 2003 through August 7, 2003. These corporate allocation expenses totaled $18,230, $15,572 and $17,359 for the years ended December 31, 2004, 2003 and 2002, respectively.

In addition, as part of the initiatives commencing in 2002 to move to a shared services concept, our parent created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. We have paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses allocated by Morris Communications to the Company totaled $12,542, $18,308 and $10,798 for the years ended December 31, 2004, 2003, and 2002, respectively.

In addition to the management services, we may share other miscellaneous facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and Morris Communications will allocate the costs among the various entities. Shared facilities include the home office complex of buildings in Augusta, Georgia, which we own for use of The Augusta Chronicle, but which are also used as the home office and principal place of business of Morris Communications.

In December 2002, we sold our recently completed facility in Savannah, Georgia to an affiliated party at carrying value for cash of $11.9 million, and entered into a 10 year operating lease expiring on December 31, 2012. We are required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent shall increase by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2005, Morris Publishing Group entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to add the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building is $980,000. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. The lessor is an entity indirectly owned by three of Morris Publishing Group’s directors, William S. Morris IV, J. Tyler Morris and Susie Morris Baker.

In the ordinary course of our business, we may sell goods and services to affiliates, including newspaper advertising, and we may purchase goods and services from affiliates, such as radio or outdoor advertising and promotions or space in hotels owned by affiliates.

We participate in a tax sharing agreement with our affiliates whereby we are required to pay to our parent an amount equal to the taxes we would have been required to pay as a separate corporation. We are a single member limited liability company that is disregarded for federal income tax purposes and are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche, LLP for fiscal years 2004 and 2003 are as follows:

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to noteholders for 2004 and 2003 were approximately $275,000 and $238,950, respectively.

Audit related fees. The aggregate fees billed for professional services rendered by Deloitte & Touche, LLP in connection with assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for 2004 and 2003 were approximately $0 and $70,000, respectively.

Tax fees. Deloitte & Touche, LLP did not bill us directly for tax services in 2004 or 2003, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with tax compliance, tax advice, and tax planning in 2004 and 2003 were approximately $43,269 and $30,300, respectively. None of the amounts billed in 2004 and 2003 were allocated to us, but were provided by Morris Communications under our Management Agreement.

All other fees. Deloitte & Touche, LLP did not bill us directly for other services in 2004 or 2003, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche, LLP in connection with its employee benefit plans in 2004 and 2003 were approximately $0 and $11,000, respectively. None of the amounts billed in 2004 and 2003 were allocated to us, but were provided by Morris Communications under our Management Agreement.

In 2004, we did not maintain a separate audit committee, and the Board of Directors performed all functions with respect to the company’s audit. In 2004, the Board of Directors had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Articles of Organization of Morris Publishing Group, LLC (originally named MCC Newspapers, LLC), including Amendment to Articles of Organization (changing name to Morris Publishing Group, LLC) *

3.2	Limited Liability Company Operating Agreement of Morris Publishing Group, LLC (formerly known as MCC Newspapers, LLC) *

3.3	Articles of Incorporation of Morris Publishing Finance Co. *

3.4	By-Laws of Morris Publishing Finance Co. *

4.1	Indenture relating to the 7% Senior Subordinated Notes due 2013 of Registrants, dated as of August 7, 2003 *

4.2	Registration Rights Agreement, dated as of August 7, 2003, among Registrants and J.P. Morgan Securities, Inc. acting as representative for the Initial Purchasers of $250 million aggregate principal amount of 7% Senior Subordinated Notes due 2013 *

4.3	Registration Rights Agreement, dated as of September 24, 2003, among Registrants and J.P. Morgan Securities, Inc. as the initial purchaser of $50 million aggregate principal amount of 7% Senior Subordinated Notes due 2013 *

4.4	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series A *

4.5	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series B*

10.1	Amended and Restated Credit Agreement dated July 16, 2004 of Morris Publishing Group for $400 million senior credit facility ***

10.2	Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003 *

10.3	Tax Consolidation Agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and Shivers Trading & Operating Company dated as of August 7, 2003 *

10.4	Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker *

10.5	Deferred Compensation Agreement dated July 7, 1999 between Carl N. Cannon and Morris Communications Corporation (subsequently assumed by Morris Publishing Group, LLC) *

10.6	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999 *

10.7	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals *

10.8	First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker ****

10.9	First Amendment to Management and Services Agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005 ****

10.10	Shivers Trading & Company Performance Unit Grant Plan

12.1	Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of Morris Publishing Group, LLC *

23.1	Consent of Deloitte & Touche, LLP

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004 and incorporated herein by reference.
**	Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.
***	Filed as an Exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on November 12, 2004.
****	Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

Schedule II

Years Ended December 31, 2004, 2003, and 2002

	Balances at Beginning of Period	Additions Charged to Costs and Expenses	Deductions*	Balances at End of Period
Year Ended December 31, 2004
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,793	$3,212	$3,024	$2,981
Year Ended December 31, 2003
Reserves and allowances deducted from asset account:
Accounts receivable allowances	2,596	2,798	2,601	2,793
Year Ended December 31, 2002
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,806	$2,371	$2,581	$2,596

*	Represents uncollectible accounts written off, net of recoveries and dispositions

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC

Morris Publishing Finance Co.

By:	/s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	3/31/05

/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	3/31/05

/s/ William S. Morris III	Director (Chairman)	3/31/05

/s/ Mary S. Morris	Director	3/31/05

/s/ J. Tyler Morris	Director	3/31/05

/s/ Susie M. Baker	Director	3/31/05

/s/ Craig S. Mitchell	Director	3/31/05

SUPPLEMENTAL INFORMATION TO BE FURNISHED

WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF

THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED

SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report with respect to the registrants’ last fiscal year or proxy material with respect to any annual or other meeting of security holders has been sent to security holders, nor is to be sent to security holders subsequent to the filing of this report.