Form 10-Q
period 2005-06-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2005-08-15
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenue. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC. Morris Publishing Group was formed in 2001 and assumed the operations of the newspaper business segment of our parent, Morris Communications. Discussions of Morris Publishing and our operations prior to November 2001 include the business as previously conducted by the Morris Communications newspaper business segment.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

•	delay in any economic recovery or the recovery not being as robust as might otherwise have been anticipated;

•	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

•	general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenue or on our business strategy;

•	other risks and uncertainties.

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,592	$20,098
Accounts receivable, net of allowance for doubtful accounts of $3,646 at June 30, 2005 and $2,981 at December 31, 2004	48,002	53,973
Due from Parent	—	1,323
Inventories, net	3,217	4,645
Deferred income taxes	3,084	2,556
Prepaid and other current assets	1,419	1,715

Total current assets	72,314	84,310
LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	28,000	1,500
NET PROPERTY AND EQUIPMENT	155,493	155,198
OTHER ASSETS:
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $54,716 at June 30, 2005 and $51,936 at December 31, 2004	18,231	21,011
Deferred loan costs and other assets, net of accumulated loan amortization of $2,815 at June 30, 2005 and $2,054 at December 31, 2004	12,502	13,138

Total other assets	216,767	220,183

Total assets	$472,574	$461,191

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$9,000	$6,500
Accounts payable	8,610	9,841
Accrued interest	8,816	8,802
Due to Parent	1,034	—
Deferred revenues	17,230	16,962
Accrued employee costs	12,282	12,359
Other accrued liabilities	3,939	2,270

Total current liabilities	60,911	56,734
LONG-TERM DEBT, less current portion	537,750	543,500
DEFERRED INCOME TAXES	23,555	24,227
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	23,754	22,314
OTHER LONG-TERM LIABILITIES	3,656	3,552

Total liabilities	649,626	650,327
COMMITMENTS AND CONTINGENCIES (NOTE 5)
MEMBER’S DEFICIT	(177,052)	(189,136)

Total liabilities and member’s deficit	$472,574	$461,191

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
NET OPERATING REVENUES:
Advertising	$94,964	$92,306	$186,465	$178,397
Circulation	17,643	17,431	35,523	35,299
Other	4,384	4,890	8,341	9,204

Total net operating revenues	116,991	114,627	230,329	222,900

OPERATING EXPENSES:
Labor and employee benefits	44,796	44,956	89,319	88,536
Newsprint, ink and supplements	14,507	13,512	28,449	26,534
Other operating costs (excluding depreciation and amortization)	31,396	29,739	64,727	59,198
Depreciation and amortization expense	5,529	5,169	11,077	10,308

Total operating expenses	96,228	93,376	193,572	184,576

Operating income	20,763	21,251	36,757	38,324

OTHER EXPENSES/(INCOME):
Interest expense, including amortization of debt issuance costs	8,867	8,008	17,382	15,820
Interest income	(354)	(361)	(652)	(506)
Other, net	(14)	102	20	636

Total other expenses, net	8,499	7,749	16,750	15,950

INCOME BEFORE INCOME TAXES	12,264	13,502	20,007	22,374
PROVISION FOR INCOME TAXES	4,822	5,306	7,923	8,838

NET INCOME	$7,442	$8,196	$12,084	$13,536

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

(Dollars in thousands)	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$12,084	$13,536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	11,077	10,308
Deferred income taxes	(1,200)	(398)
Amortization of debt issuance costs	762	691
Loss on disposal of assets	2	426
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,971	1,546
Inventories	1,428	84
Prepaids and other current assets	296	(38)
Other assets	(126)	(222)
Accounts payable	(1,231)	498
Due to/(from) Parent	2,357	454
Accrued employee costs	(77)	1,401
Accrued interest	14	166
Deferred revenues and other liabilities	1,937	1,961
Postretirement obligations due to Morris Communications	1,440	1,853
Other long-term liabilities	104	31

Net cash provided by operating activities	34,838	32,297
INVESTING ACTIVITIES:
Capital expenditures	(8,634)	(6,784)
Proceeds from sale of assets	40	—
Acquisition of businesses, net of cash acquired	—	(739)

Net cash used in investing activities	(8,594)	(7,523)
FINANCING ACTIVITIES:
Proceeds from/(repayment of) long-term debt	(3,250)	13,000
Loan receivable from Morris Communications	(26,500)	(35,000)

Net cash used in financing activities	(29,750)	(22,000)
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(3,506)	2,774
CASH AND CASH EQUIVALENTS, beginning of period	20,098	7,334

CASH AND CASH EQUIVALENTS, end of period	$16,592	$10,108

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$16,543	$14,879
Income taxes paid to Morris Communications	$9,123	$9,235

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

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the interim periods of 2005 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2004. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2004 and 2003 and for each of three years ended December 31, 2004.

2. Transactions with Morris Communications

Management fee– The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These fees totaled $4,680 and $4,757 for the three months ended June 30, 2005 and 2004, respectively, and $9,213 and $8,906 for the six months ended June 30, 2005 and 2004, respectively. These expenses compensate Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and shared services fee–The Company was charged with certain technology and shared services allocated from Morris Communications. During 2004, these costs were allocated based on actual costs, as defined in the original August 2003 management agreement. In the first quarter 2005, the management agreement was amended and now allocates these costs, retroactive to January 1, 2005, at the lesser of 2.5% of Morris Publishing’s total net operating revenue or the actual technology costs applicable to Morris Publishing based upon usage. The technology and shared services expenses incurred by Morris Communications on behalf of the Company, and which are recorded as operating expenses in the accompanying financial statements, totaled $2,926 and $2,816 for the three months ended June 30, 2005 and 2004, respectively, and $5,758 and $6,347 for the six months ended June 30, 2005 and 2004, respectively.

Employees’ 401(k) plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,027 and $1,043 for the three months ended June, 2005 and 2004, respectively, and $2,105 and $2,163 for the six months ended June, 2005 and 2004, respectively.

Retiree health care benefits– The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2004.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $720 and $1,181 for the three months ended June 30, 2005 and 2004, respectively, $1,440 and $1,853 for the six months ended June 30, 2005 and 2004, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $23,754 and $22,314 as of June 30, 2005 and December 31, 2004, respectively.

The following estimate of the Company’s net periodic benefit cost for 2005 is based on our 2004 actual cost:

2005
Service cost	$723
Interest cost at 6.25%	2,200
Unrecognized gain from earlier periods	782

Net periodic benefit cost	3,705
Less: employee portion	(938)

Estimated net benefit expense	$2,767

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 will provide a federal subsidy beginning in 2006 to postretirement medical plans that provide prescription drug benefits to retirees. The subsidy will provide plan sponsors 28% of individual retirees’ annual prescription drug costs (in dollars) between $250 and $5,000 for retirees who are eligible for but opt out of Medicare Part D Prescription coverage.

This subsidy, when integrated with current claim costs, would have the effect of decreasing liabilities and costs reported under the current accounting guidance for plans that are at least actuarially equivalent to the Medicare Part D benefit.

Evaluation criteria was issued during June 2005 and the Company’s actuary will determine if the Company’s plan is at least actuarially equivalent to Medicare Part D. Once determined, the actuary will calculate the financial effect, which is expected to occur and be adopted by December 31, 2005.

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $3,462 and $3,584 for the three months ended June 30, 2005 and 2004, respectively $7,040 and $7,172 for the six months ended June 30, 2005 and 2004, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $3,075 and $2,611 as of June 30, 2005 and December 31, 2004, respectively.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $770 and $539 for the three months ended June 30, 2005 and 2004, respectively, and $1,580 and $1,077 for the six months ended June 30, 2005 and 2004, respectively.

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

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (currently, this rate was LIBOR (adjusted to the nearest 1/16th) + 2.5%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest charge. Interest is accrued on the average outstanding long-term balance each month.

As of June 30, 2005, $28 million was outstanding as an intercompany loan due from Morris Communications. The interest accrued and paid on the loans to Morris Communications for the three months ended June 30, 2005 and 2004 was $351 and $357, respectively, on an average loan balances of $24.3 million and $37.9 million, respectively. The average interest rate was 5.4167% and 3.3958% for the three month period ended June 30, 2005 and 2004, respectively.

For the six months ended June 30, 2005 and 2004, interest accrued and paid on the intercompany loan was $647 and $496, respectively, and the average loan balances were $21.2 million and $26.5 million, respectively. The average interest rate was 5.1354% and 3.3854% for the six month period ended June 30, 2005 and 2004, respectively.

The Company is permitted under its debt arrangement to make restricted payments, which include dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. At June 30, 2005, the Company had approximately $50 million available for future restricted payments under the credit indenture.

3. Long-Term Debt

On June 30, 2005, the Company made scheduled quarterly principal payments of $1,250 and $375 on the Tranche A and Tranche C loans, respectively. At June 30, 2005 and December 31, 2004, no amount was outstanding on the $150 million revolving credit line. The commitment fee on the amount available on the revolving credit line is 0.5%, totaling $190 and $200 for the three month period ended June 30, 2005 and 2004, respectively, and $377 and $416 for the six month period ended June 30, 2005 and 2004, respectively.

Under the current credit agreement, interest is incurred at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is LIBOR. At June 30, 2005, the interest rates on the debt outstanding were 5.0% and 5.25% for the Tranche A and Tranche C loans, respectively, and the interest rate on the revolver was 5.875%.

As of June 30, 2005, the Company was in compliance with all of its debt covenants.

4. Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or if certain circumstances indicate a possible impairment may exist in accordance with FAS No. 142, Goodwill and Other Intangible Assets. In December 2004, the Company performed the required impairment tests of goodwill, which resulted in no impairments.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) have indefinite lives and are not currently amortized, but are tested for impairment annually or if certain circumstances indicate a possible impairment may exist. Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years). In December 2004, the Company performed the required impairment tests of indefinite-lived intangible assets, which resulted in no impairments.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the six months ended June 30, 2005 were as follows:

Goodwill
Balance at December 31, 2004	$186,034
Amortization expense	—

Balance at June 30, 2005	$186,034

Other finite-lived and indefinite-lived intangible assets at June 30, 2005 and December 31, 2004 were as follows:

	Cost	Accumulated amortization	Net cost
June 30, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$54,697	$13,712
Non-compete agreements and other assets	60	19	41

Total finite-lived intangible assets	68,469	54,716	13,753

Indefinite-lived intangible assets
Newspaper mastheads	4,436	—	4,436
Domain names	42	—	42

Total indefinite-lived intangible assets	4,478	—	4,478

Total other intangible assets	$72,947	$54,716	$18,231

December 31, 2004:

Finite-lived intangible assets
Subscriber lists	$68,409	$51,924	$16,485
Non-compete agreements and other assets	60	12	48

Total finite-lived intangible assets	68,469	51,936	16,533

Indefinite-lived intangible assets
Newspaper mastheads	4,436	—	4,436
Domain names	42	—	42

Total indefinite-lived intangible assets	4,478	—	4,478

Total other intangible assets	$72,947	$51,936	$21,011

Amortization expense of other intangible assets for the three and six month period ended June 30, 2005 was $1,393 and $2,780, respectively. The remaining expense for the last six months of 2005 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

2005	$2,781
2006	5,556
2007	2,221
2008	569
2009	550

5. Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six month periods ended June 30, 2005 and 2004 and with our consolidated financial statements for the year ended December 31, 2004.

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

We believe there have been no significant changes during the quarter ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2004 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our web site, www.morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our web site. The information on our web site is not incorporated by reference into, or as part of, the Report on Form 10-Q.

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

Morris Publishing owns and operates 27 daily and 13 non-daily newspapers, 5 city magazines and numerous other free publications, primarily located in mid-sized to small markets across the United States. While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenue from both print and online media formats.

Lineage, rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During the second quarter 2005, advertising and circulation revenue represented 81.2% and 15.1%, respectively, of our total net operating revenue. Our advertising revenue consisted of 51.1% in retail, 42.6% in classified and 6.3% in national.

Total online revenue for the second quarter accounted for approximately 5.2% of all advertising revenue, up from 4.2% a year ago.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices, which historically has fluctuated. From time to time, each individual newspaper or publication may perform better or worse than our newspaper segment, our only segment, as a whole due to its market size or due to certain local conditions, particularly within the retail, auto, housing and employment markets.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole. We continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods, and increased service levels.

Strategy and initiatives:

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

In April, we launched Bluffton Today, a 32-page, seven-day, tab-format newspaper produced by a staff of 54, including 20 journalists. Bluffton is a rapidly growing community near Hilton Head with about 17,000 households.

Bluffton Today will be the vehicle for an innovative experiment in newspaper and web publishing, with much of the content being user-driven. Readers can log onto the newspaper’s web site, BlufftonToday.com, and comment on stories that appear in the print edition. Those responses will then be edited and printed in the hard copy of the newspaper.

Unlike other newspaper web sites, the BlufftonToday.com site is centered on user participation instead of content derived from print. Every user receives a web log, a photo gallery and an opportunity to contribute to a shared community event calendar.

Second quarter summary:

Second quarter operating income was $20.8 million, down $0.5 million, or 2.3%, from $21.3 million for the same period in 2004. Total net operating revenue was up $2.4 million, or 2.1%, offset by the $2.9 million, or 3.1%, increase in total operating cost.

Interest and loan amortization expense increased by $0.9 million, or 10.7%, primarily due to the increase in interest rates. At June 30, 2005, our annualized cost of debt outstanding was approximately 6.166%, up from 5.479% at the end of the same quarter last year.

Net income for the second quarter 2005 was $7.4 million, down $0.8 million from $8.2 million in the prior year.

Results of operations for the three months ended June 30, 2005 compared to June 30, 2004

Operating revenues- The table below presents operating revenue for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

	Three months ended June 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Net operating revenues:
Advertising
Retail	$48,534	$47,590	$944	2.0%
Classified	40,461	37,829	2,632	7.0%
National	5,969	6,887	(918)	(13.3%)

Total	94,964	92,306	2,658	2.9%
Circulation	17,643	17,431	212	1.2%
Other	4,384	4,890	(506)	(10.3)%

Total net operating revenues	$116,991	$114,627	$2,364	2.1%

Excluding the revenues from Skirt! magazines and Bluffton Today, our two new publications, total advertising revenue was up 2.2%, with retail advertising revenue up 0.8%, classified advertising revenue up 6.5% and national advertising revenue down 12.6% compared to last year.

Retail advertising revenue:

Our gains in retail advertising revenue in Augusta, Savannah, Lubbock and Amarillo, which together contributed 75.1% to our net retail revenue growth, were partially offset by the declines in retail advertising revenue in Topeka and many of our smaller markets. Jacksonville’s retail remained flat with last year.

Total revenue from our nondaily publications remained flat, with Skirt! magazines, our new, free distribution women’s magazine, reporting total revenue, of $0.9 million, all retail advertising, up $0.5 million from last year. Skirt!’s gain can be attributed to the start up of new publications in Charlotte, Jacksonville and Columbia at the end of 2004.

Topeka’s market remains soft, with retail advertising revenue down $0.2 million, or 6.0%. We have no reason to believe that Topeka’s business climate is improving.

Classified advertising revenue:

The growth in classified advertising revenue was driven by the real estate and the help wanted categories, offset by the continuing decline in the automotive category. Jacksonville’s classifieds were up 8.2%, primarily in real estate and employment, contributing 45.5% to our net classified growth.

Classified advertising revenue from our 21 dailies located in our smaller markets increased 13.2%, contributing 40.8% to our net classified growth. Their strength was driven by strong gains in Juneau, Brainerd, and St. Augustine and by the start up of Bluffton Today, a free distribution daily which replaced our Carolina Morning News nondaily.

Bluffton Today’s revenue was $0.6 million during the second quarter 2005, up $0.3 million from Carolina Morning News’ revenue during the same period last year.

National advertising revenue:

Our largest decline in national advertising revenue can be attributed to Jacksonville’s losses in the telecommunication, entertainment, automotive and airline segments and a non-recurring test market effort by Disney in the previous year. Jacksonville’s national advertising was down 17.2%, contributing 80.0% to our net national loss. National advertising was also soft in all of our other markets.

Circulation revenue:

Circulation revenue was up 1.2%, with the weakness in many of our markets being more than offset by the gains from price increases in Jacksonville and Savannah. Circulation revenue in Jacksonville and Savannah was up 4.7% and 3.3%, respectively. Topeka’s circulation revenue was weak, down $0.1 million, or 8.9% from the second quarter last year.

Online revenue:

Total online revenue was $6.0 million, up $1.2 million, or 25.6%, from last year, with all of the net growth derived from the classified advertising category. Page views were up 20.5% from the second quarter last year.

Operating expenses- The table below presents the operating costs for newspaper operations for the three months ended June 30, 2005 compared to the three months ended June 30, 2004:

	Three months ended June 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Operating expenses:
Labor and employee benefits	$44,796	$44,956	$(160)	(0.4)%
Newsprint, ink and supplements	14,507	13,512	995	7.4%
Other operating costs	31,396	29,739	1,657	5.6%
Depreciation and amortization	5,529	5,169	360	7.0%

Total operating expenses	$96,228	$93,376	$2,852	3.1%

Operating costs were impacted largely by the start up of our new Skirt! and Bluffton Today publications, increases in the cost of newsprint, and an increase in Jacksonville’s employee and other operating costs.

New publications’ start up costs:

Skirt! magazines, which started up new publications in Jacksonville, Columbia and Charlotte at the end of 2004, reported total operating costs of $1.1 million, up $0.3 million from the second quarter last year.

Bluffton Today, our new free distribution daily, reported total operating expenses of $1.1 million in the second quarter 2005. The discontinued Carolina Morning News’ operating expenses totaled $0.4 million during the second quarter last year. This resulted in a net increase of $0.7 million.

Labor and employee benefits:

Health insurance cost and payroll tax expense were down 3.5% and 3.5%, respectively. Commissions and bonuses were up 3.5%, while salaries and wages remained flat with the prior year.

Jacksonville’s salaries and wage expenses were up 7.0%, offsetting the 1.6% overall net decrease from our other publications. Staffing increases in Jacksonville more than offset reductions at the rest of our newspapers.

Topeka’s total employee cost was down $0.3 million, or 11.0%. Bluffton Today’s total employee costs were $0.6 million.

Newsprint, ink and supplements cost:

Total newsprint expense increased $0.8 million, or 7.3%, to $12.3 million, with Bluffton Today contributing 16.5% to this net increase. The 15.3% increase in the average cost per ton was offset by an 8.0% decrease in newsprint consumption.

Other operating costs:

Total other operating costs were up $1.7 million primarily due to combined increases in total production, distribution, news-gathering and advertising costs of $1.0 million, a $0.6 million increase in professional services, increased rent of $0.2 million, other miscellaneous increases of $0.5 million. These increases were offset by a reduction in bad debt expense of $0.6 million.

Jacksonville contributed 25.3% to the net increase in our production, distribution, news-gathering and advertising costs, while our new publications, Skirt! magazines and Bluffton Today, together, contributed 28.9% to the net increase.

The increase in professional services costs were primarily due to our compliance efforts related to Sarbanes Oxley and legal fees.

The increase in rent is attributed to the lease of Savannah’s new facility from a related party.

Bad debt expense decreased due to aggressive credit and collection procedures implemented over the last year. Topeka’s bad debt expense was down $0.4 million.

The combined technology and shared services fee and management fee (based on 4% of our total net operating revenue) totaled $7.6 million in the second quarter 2005, flat with the second quarter last year. For the remainder of 2005, we expect this combined cost to be flat compared to the last two quarters in 2004.

Results of operations for the six months ended June 30, 2005 compared to June 30, 2004

Operating revenues- The table below presents operating revenue for newspaper operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:

	Six months ended June 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Net operating revenues:
Advertising
Retail	$95,279	$92,335	$2,944	3.2%
Classified	78,553	72,273	6,280	8.7%
National	12,633	13,789	(1,156)	(8.4)%

Total	186,465	178,397	8,068	4.5%
Circulation	35,523	35,299	224	0.6%
Other	8,341	9,204	(863)	(9.4)%

Total net operating revenues	$230,329	$222,900	$7,429	3.3%

Excluding the revenues from Skirt! magazines and Bluffton Today, our two new publications, and the $1.1 million in nonrecurring revenue directly related to Jacksonville’s hosting the Super Bowl, total advertising revenue was up 3.3%, with retail advertising revenue up 1.1%, classified advertising revenue up 8.3% and national advertising revenue down 8.7% compared to the same six months last year.

Retail advertising revenue:

Retail advertising revenue in Augusta, Savannah, Amarillo and Lubbock was up 8.0%, 6.0%, 3.8%, and 4.8%, respectively. Together these newspapers contributed to 60.6% of our net retail growth.

Benefiting from hosting the Super Bowl, Jacksonville’s retail advertising revenue increased 4.1%, contributing 30.9% to our net retail growth. The Super Bowl generated an estimated $0.9 million in additional retail revenue.

Topeka’s retail advertising was down $0.8 million, or 12.5%.

For the first six months, Skirt! magazines total operating revenue, all retail advertising, was $1.7 million, up from $0.7 million during the same period last year. The increase can be attributed to the start up of new publications in Charlotte, Jacksonville, Savannah and Columbia during last year. Skirt! and Bluffton Today together contributed to 43.8% of our total net retail growth.

Classified advertising revenue:

Classified advertising revenue growth continued to be driven principally by the real estate and employment advertising categories. Automotive classified was down, continuing its trend. Jacksonville’s and Savannah’s classified was up 14.1% and 8.7%, respectively, contributing 66.2% and 8.8%, respectively, to our net classified growth.

Classified revenue from our 21 dailies located in our smaller markets, which includes the new Bluffton Today, was up 10.3%, contributing 25.1% to our net classified growth. Bluffton Today’s classified revenue totaled $0.3 million, all in the second quarter 2005.

National advertising revenue:

The decrease in national advertising revenue can be attributed to Jacksonville’s loss of various telecommunication, entertainment, automotive and airline advertisers and its cycling of a 2004 Disney test market effort. Jacksonville’s national advertising was down 11.5%, contributing 86.8% to our net national loss.

Circulation revenue:

The continued weakness in circulation in many of our markets was offset by a price increase in Jacksonville and Savannah, with their circulation revenue up 3.8% and 2.4%, respectively. Topeka’s circulation revenue continued to decline, down $0.3 million, or 8.1% from the same period last year.

The “National Do-Not-Call List” continues to affect our sales pressure efforts in most of our markets.

Online and other revenue:

Total online revenue grew 25.2% to $11.3 million from $9.1 million last year, with classified advertising contributing all of our online net growth. During the first six months of 2005, our total online revenue consisted of 18.3% in retail advertising, 71.6% in classified advertising, 1.7% in national advertising and 8.4% in other income.

Commercial printing revenue decreased $0.5 million, or 7.6%.

Operating expense- The table below presents operating costs for newspaper operations for the six months ended June 30, 2005 compared to the six months ended June 30, 2004:

	Six months ended June 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Operating expenses:
Labor and employee benefits	$89,319	$88,536	$783	0.9%
Newsprint, ink and supplements	28,449	26,534	1,915	7.2%
Other operating costs	64,727	59,198	5,529	9.3%
Depreciation and amortization	11,077	10,308	769	7.5%

Total operating expenses	$193,572	$184,576	$8,996	4.9%

Operating costs were impacted largely by the start up of our new Skirt! and Bluffton Today publications, increases in the cost of newsprint, a charge taken on potential losses from the bankruptcy of one our largest advertisers, and the $1.2 million in costs directly related to Jacksonville’s hosting of the Super Bowl.

New publications’ start up costs:

Skirt!’s total operating costs were $2.0 million, up $0.8 million from the same period last year.

Bluffton Today, which was launched in April 2005, reported total operating expenses of $1.1 million all in second quarter 2005. The discontinued Carolina Morning News’ operating expenses totaled $0.4 million during the second quarter last year. This resulted in a net increase of $0.7 million.

Labor and employee benefits:

Salaries and wages were up $0.9 million, or 1.5%, commissions and bonuses were up $0.3 million, or 2.6%, and payroll tax expense was up $0.1 million, or 2.2%. Health insurance and other miscellaneous benefit costs decreased $0.1 million, or 1.9%, and $0.4 million, or 9.5%, respectively.

Jacksonville’s salaries and wage expenses were up 7.3%, offsetting the 3.3% overall net decrease from our other newspapers. Staffing increases in Jacksonville more than offset reductions at the rest of our newspapers.

Topeka’s total employee cost was down $0.5 million, or 9.5%.

Newsprint, ink and supplements:

Newsprint expense increased $1.4 million, or 6.2%, to $23.8 million, with Bluffton Today contributing 9.9% to the net increase. The 13.0% increase in the average cost per ton was offset by a 6.8% decrease in newsprint consumption. We anticipate the cost of newsprint to increase during the remainder of 2005.

Other operating costs:

Total other operating costs were up primarily due to combined increases in total production, distribution, news-gathering and advertising costs of $1.9 million, a $1.1 million increase in professional services, increased rent of $0.5 million, the $0.8 million charge taken on potential losses from the Winn Dixie bankruptcy, the $0.8 million in Jacksonville’s direct Super Bowl costs and other miscellaneous cost increases of $0.7 million. These increases were offset by a reduction in the combined technology fee and management fee we pay to Morris Communications of $0.3 million.

Jacksonville contributed 17.6% to the net increase in our production, distribution, news-gathering and advertising costs (excluding its direct Super Bowl costs), while our new publications, Skirt! magazines and Bluffton Today, contributed 24.8% to the net increase.

The increase in rent is attributed to the lease of Savannah’s new facility from a related party.

The increase in professional services costs were primarily due to our compliance efforts related to Sarbanes Oxley and legal fees.

Excluding the Winn Dixie bankruptcy charge, bad debt expense decreased $0.6 million, due to the aggressive credit and collection procedures implemented over the last year.

Other income

The $0.6 million in other expense during 2004 was due to the loss on sale or scrapping of the fixed assets from Savannah’s old production facility. The Savannah newspaper relocated during 2004 to its new facilities leased from a related party. The 245,000 square foot facility, which includes a 145,000 square foot production facility, has enhanced newspaper and commercial printing capabilities along with substantial improvements in its packaging and distribution capabilities.

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

Cash was $16.6 million at June 30, 2005, down $3.5 million from $20.1 million at December 31, 2004.

Operating activities- Net cash provided by operations was $34.8 million for the first six month period in 2005, up $2.5 million from $32.3 million during the same period in 2004.

In the first six months of 2005, our lower net working capital requirements more than offset our lower earnings from ongoing operations compared with the first six month period last year, resulting in an increase in net cash provided by our operating activities.

Investment activities- During the first two quarters in 2005, we spent $8.6 million on property, plant and equipment. We anticipate capital expenditures for 2005 to total between $20 million and $25 million.

Financing activities- During the first six months in 2005, we paid a total of $3.2 million in scheduled principal payments on our two term loans. As of June 30, 2005, our total debt was $546.8 million with no loans outstanding under our $150 million revolving credit facility.

At June 30, 2005, our annualized cost of debt outstanding was approximately 6.166%, up from 5.479% at the end of the same quarter last year. At the end of the second quarter 2005, we could borrow and use for general corporate purposes approximately $90 million under the most restrictive covenants of our debt arrangements.

Loan receivable from parent:

Our credit facility and indenture allow us to make loans up to $40 million at any one time to our parent, or any of its wholly owned subsidiaries, soley for the purpose of funding its working capital, capital expenditures and acquisition requirements. We are also permitted to invest in or lend an additional $20 million at any one time outstanding to our parent or to others, as defined in the indenture.

The total loan outstanding at June 30, 2005 was $28 million, a $26.5 million increase from $1.5 million at December 31, 2004. The $1.0 million due to parent at June 30, 2005 and the $1.3 million due from parent at December 31, 2004 were both from end of period intercompany allocations.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 2.50%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

For the first six months in 2005, the average net amounts loaned to Morris Communications were $21.2 million at an average interest rate of 5.1354%.

Dividend payments:

We are permitted under our debt arrangement to make restricted payments, which include dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of our cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of our consolidated interest expense for such period. At June 30, 2005, we had approximately $50 million available for future restricted payments under the credit indenture.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ critical accounting policies from the critical accounting policies discussed under the registrants’ market risk position from the information provided in our annual report dated December 31, 2004 filed with the Securities and Exchange Commission on Form 10-K. The quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At June 30, 2005, we had converted 20 of our 26 newspapers to the operating platform and we anticipate converting most of the remaining newspapers to this platform by the end of August 2005. Management believes the centralization of these functions will further enhance our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 15, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: August 15, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)