Form 10-Q
period 2005-09-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2005-11-14
CIK 1276476, 1276477

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of

The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

Commission File Number: 333-112246

Morris Publishing Group, LLC

Morris Publishing Finance Co.*

(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street

Augusta, Georgia 30901

(Address of principal executive offices)

(706) 724-0851

(Registrants’ Telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether either Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

*	Morris Publishing Finance Co. meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

MORRIS PUBLISHING GROUP, LLC

MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

PART I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,485	$20,098
Accounts receivable, net of allowance for doubtful accounts of $3,805 at September 30, 2005 and $2,981 at December 31, 2004	48,562	53,973
Due from Parent	—	1,323
Inventories, net	3,271	4,645
Deferred income taxes	2,968	2,556
Prepaid and other current assets	1,185	1,715

Total current assets	74,471	84,310
LOAN RECEIVABLE FROM MORRIS COMMUNICATIONS	—	1,500
NET PROPERTY AND EQUIPMENT	151,464	155,198
OTHER ASSETS:
Restricted cash held in escrow	7,173	—
Goodwill	186,034	186,034
Intangible assets, net of accumulated amortization of $56,995 at September 30, 2005 and $52,842 at December 31, 2004	16,841	21,011
Deferred loan costs and other assets, net of accumulated loan amortization of $3,150 at September 30, 2005 and $2,053 at December 31, 2004	12,051	13,138

Total other assets	222,099	220,183

Total assets	$448,034	$461,191

LIABILITIES AND MEMBER’S DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term debt	$10,250	$6,500
Accounts payable	11,221	9,841
Accrued interest	3,573	8,802
Due to Parent	1,980	—
Deferred revenues	17,263	16,962
Accrued employee costs	11,411	12,359
Other accrued liabilities	3,059	2,270

Total current liabilities	58,757	56,734
LONG-TERM DEBT, less current portion	534,875	543,500
DEFERRED INCOME TAXES	21,000	24,227
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	24,475	22,314
OTHER LONG-TERM LIABILITIES	3,385	3,552

Total liabilities	642,492	650,327
COMMITMENTS AND CONTINGENCIES (NOTE 6)
MEMBER’S DEFICIT
Member’s deficit	(167,458)	(189,136)
Loan receivable from Morris Communications	(27,000)	—

Total member’s deficit	(194,458)	(189,136)

Total liabilities and member’s deficit	$448,034	$461,191

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of income

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2005	2004	2005	2004
NET OPERATING REVENUES:
Advertising	$92,349	$91,211	$278,814	$269,608
Circulation	17,551	17,351	53,074	52,650
Other operating revenue	3,871	4,365	12,212	13,569

Total net operating revenues	113,771	112,927	344,100	335,827

OPERATING EXPENSES:
Labor and employee benefits	44,790	44,848	134,109	133,384
Newsprint, ink and supplements	13,938	13,354	42,387	39,888
Other operating costs (excluding depreciation and amortization)	31,145	30,024	95,872	89,222
Depreciation and amortization expense	5,427	5,292	16,504	15,600

Total operating expenses	95,300	93,518	288,872	278,094

Operating income	18,471	19,409	55,228	57,733

OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	9,075	8,166	26,457	23,986
Interest income	604	(458)	(48)	(964)
Other, net	(5,336)	(195)	(5,316)	441

Total other expense, net	4,343	7,513	21,093	23,463

INCOME BEFORE INCOME TAXES	14,128	11,896	34,135	34,270
PROVISION FOR INCOME TAXES	5,591	4,664	13,514	13,502

NET INCOME	$8,537	$7,232	$20,621	$20,768

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

(Formerly Morris Communications Company, LLC

Newspaper Business Segment)

Unaudited condensed consolidated statements of cash flows

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
OPERATING ACTIVITIES:
Net income	$20,621	$20,768
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	16,504	15,600
Deferred income taxes	(3,639)	25
Amortization of debt issuance costs	1,098	1,305
Loss/(gain) on disposal assets	(5,335)	62
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	5,411	1,386
Inventories	1,374	651
Prepaids and other current assets	531	(167)
Other assets	(12)	(301)
Accounts payable	1,380	178
Due to/(from) Parent	3,303	(357)
Accrued employee costs	(948)	2,574
Accrued interest	(5,230)	(4,952)
Deferred revenues and other liabilities	1,090	2,484
Postretirement obligations due to Morris Communications	2,161	2,780
Other long-term liabilities	(167)	41

Net cash provided by operating activities	38,142	42,077
INVESTING ACTIVITIES:
Capital expenditures	(10,490)	(15,078)
Restricted cash held in escrow	(7,173)	—
Proceeds from sale of property and equipment	7,226	972
Acquisition of businesses, net of cash acquired	—	(828)

Net cash used in investing activities	(10,437)	(14,934)
FINANCING ACTIVITIES:
Proceeds from revolving credit	—	10,000
Proceeds from/(repayment of) long-term debt	(4,875)	25,000
Loan receivable from Morris Communications	(24,443)	(500)
Payment of debt issuances costs	—	(834)
Dividends paid to Morris Communications	—	(50,000)

Net cash used in financing activities	(29,318)	(16,334)
NET INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS	(1,613)	10,809
CASH AND CASH EQUIVALENTS, beginning of period	20,098	7,334

CASH AND CASH EQUIVALENTS, end of period	$18,485	$18,143

SUPPLEMENTAL DISCLOSURES:
Interest paid	$30,497	$27,614
Income taxes paid to Morris Communications	$17,152	$13,477

See notes to condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC

(FORMERLY MORRIS COMMUNICATIONS COMPANY, LLC NEWSPAPER BUSINESS SEGMENT)

Notes to condensed consolidated financial statements (unaudited)

(Dollars in thousands)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Basis of Presentation and Nature of Operations– Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) was formed in November 2001 from the newspaper assets of Morris Communications Company, LLC (“Morris Communications” or the “Parent”). Prior to the formation of Morris Publishing, the newspaper business segment operated as a division of Morris Communications. Between its formation and July 2003, Morris Publishing operated as MCC Newspapers, LLC.

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

Reclassification of Loan Receivable from Morris Communications– Prior to the third quarter period ended September 30, 2005, the Company had reported the loan receivable from Morris Communications (see Note 2) as a long-term asset on its balance sheets and had reported interest income related to the loan receivable in the statement of income. Based on the historical practice of the Company and its Parent in settling a significant portion of the outstanding loan receivable balance during 2004 with a dividend, the Company concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, the Company reclassified the outstanding $27.0 million loan receivable balance from a long-term asset to member’s deficit at September 30, 2005. The Company has also recorded $1,507 in loan receivable interest income through the third quarter ended September 30, 2005 as contra equity, of which $647 had previously been recorded as interest income.

The Company has not reclassified the outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reversed the previously reported 2004 loan receivable interest income, as such amounts were considered immaterial.

Restricted Cash Held in Escrow– Cash held in escrow is comprised of proceeds from the sale of the old Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to fund other acquisitions by the Company or its parent through a tax-deferred Section 1031 exchange. The Company has identified the replacement properties and has 180 days after September 28, 2005 to complete the acquisition(s).

2.	TRANSACTIONS WITH MORRIS COMMUNICATIONS

Management Fee– The Company was charged with a management fee by Morris Communications in an amount equal to 4% of the total net operating revenue, as defined in the management agreement. These fees totaled $4,551 and $4,525 for the three months ended September 30, 2005 and 2004, respectively, and $13,764 and $13,431 for the nine months ended September 30, 2005 and 2004, respectively. These expenses compensate Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services.

Technology and Shared Services Fee– The Company was charged with certain technology and shared services allocated from Morris Communications. During 2004, these costs were allocated based on actual costs, as defined in the original August 2003 management agreement. In the first quarter 2005, the management agreement was amended and now allocates these costs, retroactive to January 1, 2005, at the lesser of 2.5% of Morris Publishing’s total net operating revenue or the actual technology costs applicable to Morris Publishing based upon usage. The technology and shared services expenses incurred by Morris Communications on behalf of the Company, and which are recorded as operating expenses in the accompanying financial statements, totaled $2,844 and $2,900 for the three months ended September 30, 2005 and 2004, respectively, and $8,602 and $9,247 for the nine months ended September 30, 2005 and 2004, respectively.

Employees’ 401(k) Plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,014 and $1,092 for the three months ended September 30, 2005 and 2004, respectively, and contributions of $3,119 and $3,255 for the nine months ended September 30, 2005 and 2004, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $720 and $924 for the three months ended September 30, 2005 and 2004, respectively, $2,160 and $2,777 for the nine months ended September 30, 2005 and 2004, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $24,475 and $22,314 as of September 30, 2005 and December 31, 2004, respectively.

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

Evaluation criteria were issued during June 2005 and the Company’s actuary will determine if the Company’s plan is at least actuarially equivalent to Medicare Part D. Once determined, the actuary will calculate the financial effect, which is expected to occur and be adopted by December 31, 2005.

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the formal actuarial valuation or total headcount, was $3,438 and $3,592 for the three months ended September 30, 2005 and 2004, respectively $10,478 and $10,764 for the nine months ended September 30, 2005 and 2004, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $4,004 and $2,611 as of September 30, 2005 and December 31, 2004, respectively.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $699 and $658 for the three months ended September 30, 2005 and 2004, respectively, and $2,279 and $1,735 for the nine months ended September 30, 2005 and 2004, respectively.

Due to/from Morris Communications– Due to/from Morris Communications represents short term payable/receivable that resulted from operating activities between the Company and its Parent.

Loan Receivable from Morris Communications–(See Note 1) Under its debt arrangements, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

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

As of September 30, 2005, $27.0 million was outstanding as an intercompany loan due from Morris Communications. The interest accrued and paid on the loans to Morris Communications for the three months ended September 30, 2005 and 2004 was $410 and $454, respectively, on average loan balances of $26.0 million and $41.6 million, respectively. The average interest rate was 6.0625% and 3.7917% for the three month period ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005 and 2004, interest accrued and paid on the intercompany loan was $1,057 and $950, respectively, and the average loan balances were $22.8 million and $31.5 million, respectively. The average interest rate was 5.4444% and 3.5208% for the nine month period ended September 30, 2005 and 2004, respectively.

The Company is permitted under its debt arrangement to make restricted payments, which include dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. On August 31, 2004, the Company declared and paid a $50 million dividend to Morris Communications that, in turn, utilized the distribution to reduce its loan from Morris Publishing. At September 30, 2005, the Company had an additional $66.6 million available for future restricted payments under the credit indenture.

3.	LONG TERM DEBT

On July 16, 2004, the Company realigned various aspects of its credit facility. The $225 million Tranche B Term Loan (“Tranche B”) under the August 7, 2003 agreement was increased by $25 million and split into two pieces, a $100 million Tranche A Term Loan (“Tranche A”) and a $150 million Tranche C Term Loan (“Tranche C”). At the same time, the revolving credit line was reduced from $175 million to $150 million. The total facility remained unchanged at $400 million. The immediate impact of the amendment was to reduce interest rates by 0.75% on the Tranche A and 0.50% on the Tranche C, below the rate on the Tranche B. The debt covenants generally remain unchanged. The scheduled principal payments were changed with the replacement of the single term loan with the two term loans (Tranche A and Tranche C).

On September 30, 2005, the Company made scheduled quarterly principal payments of $1,250 and $375 on the Tranche A and Tranche C loans, respectively. At September 30, 2005 and December 31, 2004, no amount was outstanding on the $150 million revolving credit line. The commitment fee on the amount available on the revolving credit line is 0.5%, totaling $192 and $187 for the three month period ended September 30, 2005 and 2004, respectively, and $569 and $603 for the nine month period ended September 30, 2005 and 2004, respectively.

Under the current credit agreement, interest is incurred at the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is LIBOR. At September 30, 2005, the interest rates on the debt outstanding were 5.375% and 5.625% for the Tranche A and Tranche C loans, respectively, and the interest rate on the revolver was 6.375%.

As of September 30, 2005, the Company was in compliance with all of its debt covenants.

4.	GAIN FROM SALE OF FIXED ASSETS

On September 28, 2005, the Company sold Savannah’s old production facility to a third party for $7,173, net of closing costs, resulting in a pretax gain of $5,041. The Company elected to have the proceeds deposited into an escrow account in order to fund other acquisitions by the Company or its Parent through a tax-deferred Section 1031 exchange.

During the third quarter 2005, the Company sold additional miscellaneous fixed assets for $380 resulting in a pretax gain of $294.

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

The carrying amount of the goodwill of the Company was $186,034 at September 30, 2005 and at December 31, 2004.

Other finite-lived and indefinite-lived intangible assets at September 30, 2005 and December 31, 2004 were as follows:

	Cost	Accumulated amortization	Net cost
September 30, 2005:

Finite-lived intangible assets
Subscriber lists	$68,409	$56,084	$12,325
Non-compete agreements and other assets	60	22	38

Total finite-lived intangible assets	68,469	56,106	12,363

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	57	15	42

Total indefinite-lived intangible assets	5,367	889	4,478

Total other intangible assets	$73,836	$56,995	$16,841

December 31, 2004:

Finite-lived intangible assets
Subscriber lists	$68,409	$51,924	$16,485
Non-compete agreements and other assets	60	12	48

Total finite-lived intangible assets	68,469	51,936	16,533

Indefinite-lived intangible assets
Newspaper mastheads	5,310	874	4,436
Domain names	74	32	42

Total indefinite-lived intangible assets	5,384	906	4,478

Total other intangible assets	$73,853	$52,842	$21,011

Amortization expense of other intangible assets for the three and nine months ended September 30, 2005 was $1,390 and $4,171, respectively. The remaining expense for the last three months of 2005 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

2005	$1,391
2006	5,556
2007	2,221
2008	569

6.	COMMITMENTS & CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2005 and 2004 and with our consolidated financial statements for the year ended December 31, 2004.

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, objective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our revenue, allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2004 filed with the Securities and Exchange Commission on Form 10-K.

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

Overview

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company based in Augusta, Georgia. Morris Publishing owns and operates 27 daily and 13 nondaily newspapers, 5 city magazines and numerous other free community publications in the Southeast, Midwest, Southwest and Alaska.

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

During the third quarter 2005, advertising and circulation revenue represented 81.2% and 15.4%, respectively, of our total net operating revenue. Our advertising revenue consisted of 50.1% in retail, 43.8% in classified and 6.1% in national.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices, which historically have fluctuated. From time to time, each individual newspaper or publication may perform better or worse than our newspaper segment, our only segment, as a whole due to its market size or due to certain local conditions, particularly within the retail, auto, housing and employment markets.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole. We continue to focus on circulation retention efforts through lengthened subscriptions periods, enhanced payment methods, and increased service levels.

Third quarter summary

Third quarter operating income was $18.5 million, down $0.9 million, or 4.8%, from $19.4 million for the third quarter last year. Total net operating revenue was up $0.8 million, or 0.7%, offset by the $1.8 million, or 1.9%, increase in total operating cost.

Despite the soft overall advertising market, our operating results were driven by strong classified real estate and employment advertising revenue performance, the robust performance from our online operations, and our continued emphasis on strict cost controls.

Advertising revenue for the third quarter 2005 was $92.3 million compared to $91.2 million last year, an increase of 1.2%. While retail and national advertising revenue were down 1.3% and 19.7%, respectively, classified advertising revenue was up 8.4% compared to last year.

Online advertising revenue accounted for $6.0 million of our total advertising revenue, an increase of 36.3% from the same period last year. The majority of such revenues are recorded within the classified advertising category, with the growth in the employment and real estate categories accounting for 37% of the total net increase.

Circulation revenue was $17.6 million for the third quarter of 2005, compared to $17.4 million last year, an increase of 1.2%, with home delivery price increases offsetting the continued decline in newspaper copy sales.

Our operating costs were impacted largely by the start up of our new Skirt! magazines and Bluffton Today publications, increased newsprint cost, and significant increases in both marketing and circulation expense which are the result of these new products.

Interest and loan amortization expense increased by $0.9 million, or 11.1%, due to interest rate increases.

During the third quarter, we sold Savannah’s old production facility for $7.2 million, net of closing costs, resulting in a gain of $5.0 million.

Net income for the third quarter 2005 was $8.5 million, up $1.3 million from $7.2 million in the prior year.

Results of operations for the three months ended September 30, 2005 and September 30, 2004

Net operating revenues. The table below presents operating revenue for newspaper operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

	Three Months ended September 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Net operating revenues:
Advertising
Retail	$46,295	$46,902	$(607)	(1.3)%
Classified	40,408	37,275	3,133	8.4%
National	5,646	7,034	(1,388)	(19.7)%

Total	92,349	91,211	1,138	1.2%
Circulation	17,551	17,351	200	1.2%
Other	3,871	4,365	(494)	(11.3)%

Net operating revenues	$113,771	$112,927	$844	0.7%

New publications’ revenue:

Skirt! magazines, which started up new publications in Jacksonville, Augusta and Charlotte at the end of 2004, reported total operating revenue of $1.0 million for the third quarter 2005, up $0.3 million from the third quarter last year. The majority of its revenue was in the retail advertising category.

Bluffton Today, our new free distribution daily, reported total operating revenue of $0.7 million in the third quarter 2005, while the replaced Carolina Morning News reported total operating revenue of $0.3 million during the same period last year. This resulted in a net increase of $0.4 million. Bluffton Today’s operating revenue consisted of $0.4 million in retail advertising and $0.3 million in classified advertising.

Retail advertising revenue:

Total retail advertising revenue decreased $0.6 million, or 1.3%, from the same quarter last year. Such a decrease was a result of an overall decrease in revenue from our daily newspapers, offset by increases in our non-daily advertising revenue. In addition, our results reflect the industry’s shift from run of press, or ROP, advertising to preprint advertising. These factors which resulted in the total overall decrease and shift in retail advertising revenue are discussed below:

Total retail advertising revenue from our six largest daily newspapers decreased $1.1 million, or 3.6%, with softness in the department, grocery, cellular and office equipment categories. Jacksonville was down $0.1 million, or 1.6%, with the gains from several store grand openings being offset by the bankruptcy of two major retailers. Savannah’s retail advertising revenue was down $0.5 million, or 11.3%, due to unfavorable comparisons with last year. In the third quarter last year, Savannah was up 16.3%, benefiting from gains in all categories. Topeka’s retail advertising revenue was down $0.4 million, or 14.2%, with automotive advertising and retail inserts continuing their downward trend. Lubbock was down $0.1 million, or 4.5%. Augusta alone reported a modest gain of $0.1 million, or 2.6%.

Retail advertising revenue from our other 21 daily newspapers was flat with the same quarter last year. St. Augustine, Juneau, and Brainerd reported gains, up 12.9%, 10.4% and 5.8%, respectively. Winter Haven and Athens were down 22.6%, and 7.1%, respectively.

Our non-daily publications’ retail advertising revenue increased $0.5 million, or 9.3%, compared to being flat last year, with Skirt! magazines contributing 80.7% of the net increase.

Retail ROP advertising revenue decreased $1.4 million, or 4.7% from the same quarter last year, while retail preprint revenue increased $0.3 million, or 1.8% and specialty publication revenue in this same category increased $0.5 million, or 35.8%. The industry continues its shift from ROP to preprints.

Classified advertising revenue:

Total classified advertising revenue increased $3.1 million, or 8.4%, from the same quarter last year. Such an increase was a result of an overall increase in revenue from our daily newspapers, offset by decreases at our non-daily newspapers. Online classified revenue as well as classified ROP advertising revenue contributed significantly to this growth. These factors which resulted in the total overall increase and shift in classified advertising revenue are discussed in more detail below:

Classified advertising revenue from our six largest daily newspapers increased $1.9 million, or 6.7%, compared to the same quarter last year. Jacksonville was up $1.1 million, or 8.1%, driven by the employment and real estate advertising and other online revenue categories. Jacksonville’s automotive advertising was down 16.5% primarily due to the softness in the new car market. Lubbock, Savannah, Amarillo, and Topeka reported gains, with classified advertising revenue up 11.6%, 6.4%, 4.4%, and 5.3%, respectively. Augusta’s classified advertising revenue remained flat with last year, with gains in the real estate and employment categories being offset by declines in the automotive category.

Classified advertising revenue from our other 21 daily newspapers increased $1.4 million, or 16.7%, with Bluffton Today contributing 22.8% to the net increase. St. Augustine’s classified advertising revenue was up $0.4 million, or 38.3%, benefiting from its market’s strong housing and job growth.

Our non-daily publications’ classified advertising revenue decreased $0.2 million, or 14.7%.

Classified ROP advertising revenue increased $1.8 million, or 5.3%, and classified online advertising revenue increased $1.5 million, or 45.6%. These gains were driven by the real estate and employment categories.

National advertising revenue:

Total national advertising revenue decreased $8.4 million, or 19.7%, from the same quarter last year. Such a decrease in revenue was a result of the continued softness in certain industry segments at both our daily and non-daily newspapers. These factors are discussed in more detail below:

National advertising revenue for our six largest daily newspapers decreased $1.3 million, down 20.5%, from the third quarter last year. Jacksonville was down $1.0 million, or 22.5%, continuing its trend, with softness in the telecommunication, entertainment, automotive and airline segments. In addition, the active 2004 Florida hurricanes brought over $0.5 million in insurance advertising in 2004 that did not repeat in 2005. Augusta, Savannah, Lubbock, Amarillo and Topeka were down 13.1%, 9.1%, 10.4%, 16.3%, and 33.8%, respectively.

National advertising revenue from our other 21 daily newspapers decreased $0.1 million, or 5.4%.

Circulation revenue:

Circulation revenue was up $0.2 million, or 1.1%, compared to last year, with the gains in Jacksonville, Savannah and Augusta being offset somewhat by the losses in Topeka, Lubbock and Amarillo and at most of our other daily newspapers.

Savannah and Jacksonville’s circulation revenue was up 3.1% and 11.3%, respectively, benefiting from home delivery price increases. Augusta was up 1.4%, continuing its circulation trend. Topeka continued its decline, with circulation revenue down 5.0% from the same period last year.

Operating expenses. The table below presents operating costs for newspaper operations for the three months ended September 30, 2005 compared to the three months ended September 30, 2004:

	Three Months ended September 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Operating expenses:
Labor and employee benefits	$44,790	$44,848	$(58)	(0.1)%
Newsprint, ink and supplements	13,938	13,354	584	4.4%
Other operating costs	31,145	30,024	1,121	3.7%
Depreciation and amortization	5,427	5,292	135	2.6%

Total operating expenses	$95,300	$93,518	$1,782	1.9%

New publications’ start up costs:

Skirt! magazines’ operating expenses totaled $1.2 million, up $0.3 million from the third quarter last year, with $0.5 million in labor and employee benefit costs and $0.7 million in other operating costs.

Bluffton Today’s operating expenses totaled $1.2 million in the third quarter 2005, while the discontinued Carolina Morning News’ operating expenses totaled $0.4 million in the same quarter last year. This resulted in a net expense increase of $0.8 million. Bluffton Today’s total operating expense consisted of $0.7 million in labor and employee benefits costs, $0.1 million in newsprint cost and $0.4 million in other operating costs.

Labor and employee benefits:

Salaries and wages were up $0.3 million, or 0.9%, and commissions and bonuses were up $0.1 million, or 2.5%. The number of full time equivalent employees, or FTE’s were down 3.5%, with significant reductions in the circulation, production and news departments. Jacksonville’s salaries and wage expense was up 6.4%, more than offsetting the 1.1% overall net decrease from our other publications. FTE’s in Jacksonville were up 3.6%. Topeka’s salaries and wage expense decreased 11.8%, further reducing its staff by 13.1%.

Health insurance costs were down $0.2 million, or 4.2%, payroll tax expense was down $ 0.1 million, or 3.4%, and post retirement benefit costs were down $0.3 million, or 14.1%. The post retirement benefit costs were higher in the third quarter last year as the estimated benefit costs were higher than the amounts estimated in the current period.

Newsprint, ink and supplements cost:

Total newsprint expense increased $0.6 million, or 5.1%, to $11.9 million, with Bluffton Today contributing 39.9% to the net increase. The 12.8% increase in the average purchase price per ton was offset by a 7.7% decrease in newsprint consumption. We anticipate a 4% to 5% newsprint price increase during the fourth quarter 2005.

The $0.1 million, or 12.2%, increase in total ink expense was offset by the $0.1 million, or 4.9%, decrease in supplements expense. Color ink expense was up $0.1 million, or 17.9%, due to increased consumption.

Other operating costs:

Total other operating costs were up $1.1 million, or 3.7%, primarily due to a $0.6 million, or 26.9%, increase in sales and marketing expense, a $0.6 million, or 9.4%, increase in carrier delivery and circulation expense, and a $0.3 million increase in rent expense, offset by a $0.4 million, or 1.5%, decrease in general and administrative expense. Skirt! magazines and Bluffton Today, together, contributed $0.4 million to the total net increase, primarily in marketing and circulation expense.

Amarillo’s other operating costs were up $0.3 million, or 26.5%, with increases in production expenses. Topeka’s other operating costs were down $0.3 million, or 18.9%, as a result of strict cost controls.

The combined technology and shared services fee from parent and management fee totaled $7.4 million in the third quarter 2005, flat with the third quarter last year. During the fourth quarter 2005, we expect this fee to be flat compared to the fourth quarter last year.

Results of operations for the nine months ended September 30, 2005 and September 30, 2004

Net operating revenues. The table below presents operating revenue for newspaper operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

	Nine Months ended September 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Net operating revenues:
Advertising
Retail	$141,573	$139,237	$2,336	1.7%
Classified	118,962	109,548	9,414	8.6%
National	18,279	20,823	(2,544)	(12.2)%

Total	278,814	269,608	9,206	3.4%
Circulation	53,074	52,650	424	0.8%
Other	12,212	13,569	(1,357)	(10.0)%

Net operating revenues	$344,100	$335,827	$8,273	2.5%

Online revenue included in the categories above totaled $17.8 million, up $3.9 million, or 27.9%, from $13.9 million last year. Classified online advertising revenue increased 42.6% to $12.9 million, contributing all of our net online growth. Retail online advertising revenue and national online revenue totaled $3.1 million and $0.3 million, respectively. Other online revenue totaled $1.4 million.

New publications’ revenue:

Skirt! magazines’ operating revenue totaled $2.7 million, up $1.3 million from the first nine months last year. All of Skirt’s revenue is from the retail advertising category.

Bluffton Today’s operating revenue totaled $1.2 million during the second and third quarter 2005, while the discontinued Carolina Morning News’ operating revenue totaled $0.9 million during the same two periods last year. This resulted in a net increase of $0.3 million. Bluffton Today’s operating revenue consisted of $0.6 million in retail advertising revenue and $0.6 million in classified advertising revenue.

Retail advertising revenue:

Total retail advertising revenue increased $2.3 million, or 1.7%, from the same nine months last year. Such an increase was a result of an overall increase in revenue from our daily newspapers and non-daily publications. In addition, our results reflect the industry’s shift from ROP advertising to preprint advertising. These factors which resulted in the total overall increase and shift in retail advertising revenue are discussed below:

Total retail advertising revenue from our six largest daily newspapers increased $0.9 million, or 1.0%. Jacksonville, Augusta, Lubbock and Amarillo reported gains, with retail advertising revenue up 2.2%, 6.2%, 1.5% and 2.7%, respectively. Excluding the $0.9 million in nonrecurring Super Bowl retail advertising revenue, Jacksonville’s retail advertising revenue was down $0.2 million, or 0.5%, from last year. Topeka’s retail advertising revenue was down $1.2 million, or 13.1%, while Savannah’s retail advertising revenue remained flat with last year. The Topeka market continues to be affected by slow retail sales growth, significant losses of major retailers, shopping leakage to Kansas City and significant industry closures.

Retail advertising revenue from our other 21 daily newspapers and our non-daily publications increased $0.4 million, or 1.1%, and $1.0 million, or 8.1%, respectively, primarily due to the start up of Bluffton Today and Skirt! magazines, respectively.

Retail preprint revenue increased $1.1 million, or 2.5%, while retail ROP advertising revenue remained flat with the first nine months last year. Specialty retail publication revenue increased $1.4 million, or 26.4%. The industry continues to shift from ROP advertising to preprints.

Classified advertising revenue:

Total classified advertising revenue increased $9.4 million, or 8.6%, from the same period last year. Such an increase was a result of an overall increase in revenue from our daily newspapers. Online classified revenue as well as classified ROP advertising contributed significantly to this growth. These factors which resulted in the total overall increase and shift in classified advertising revenue are discussed in more detail below.

Total classified advertising revenue from our six largest daily newspapers increased $6.5 million, or 7.8%. Jacksonville, Lubbock, Savannah, Amarillo, and Topeka reported gains, with classified advertising revenue up 12.1%, 5.7%, 7.9%, 1.8%, and 3.1%, respectively. Jacksonville accounted for 54.2% of our total net increase. Augusta’s classified advertising revenue was down 1.3% from last year.

Classified advertising revenue from our other 21 daily newspapers increased $2.9 million, or 12.5%, as compared to last year, with Bluffton Today contributing 13.0%.

Classified advertising revenue from our non-daily publications was flat with last year.

Classified ROP advertising revenue increased $5.4 million, or 5.4%, and classified online advertising revenue increased $3.9 million, or 42.6%, from last year. These gains were driven by the real estate, employment, and other categories.

National advertising revenue:

Total national advertising revenue decreased $2.5 million, or 12.2%, from the same period last year. Such a decrease in revenue was a result of the continued softness in certain industry segments at our six largest daily newspapers.

Total national advertising revenue for our six largest daily newspapers decreased $2.6 million, down 14.1%, from last year. Jacksonville’s national advertising revenue was down $2.0 million, or 15.2%, accounting for 79.2% of our total net decrease. Jacksonville’s decline can be attributed to the softness in the telecommunication, entertainment, automotive and airline segments.

Circulation revenue:

Circulation revenue was up $0.4 million, or 0.8%, compared to the first nine months last year, with gains in Jacksonville, Savannah and Athens being offset somewhat by losses in Topeka, Lubbock, Amarillo and most of our other smaller daily newspapers. Augusta was flat with last year. Savannah and Jacksonville’s circulation revenue was up 5.3% and 3.6%, benefiting from price increases. Topeka continued its decline, with circulation revenue down 7.1% from last year.

Daily single copy and home delivery sales remain soft, down approximately 3.0% and 5.0% compared to last year. Sunday circulation continued its trend down, with single copy and home delivery down approximately 3.5% and 2.0%.

Consumer resistance to our sales pressure programs, weak single copy sales, the cutback of third party sales programs and the impact that gas is having on consumer’s discretionary spending continue to plague our newspapers and the industry as a whole.

Operating expenses. The table below presents operating costs for newspaper operations for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004:

	Nine Months ended September 30,		Change over same period in 2004	Percentage change over same period in 2004
(Dollars in thousands)	2005	2004
Operating expenses:
Labor and employee benefits	$134,109	$133,384	$725	0.5%
Newsprint, ink and supplements	42,387	39,888	2,499	6.3%
Other operating costs	95,872	89,222	6,650	7.5%
Depreciation and amortization	16,504	15,600	904	5.8%

Total operating expenses	$288,872	$278,094	$10,778	3.9%

New publications’ start up costs:

Skirt! magazines’ operating costs totaled $3.2 million, up $1.1 million from last year, with $1.4 million in labor and employee benefit costs, $0.1 million in newsprint cost, $1.6 million in other operating costs, and $0.1 million in depreciation expense.

Bluffton Today’s operating expenses totaled $2.3 million in the second and third quarter 2005, while the discontinued Carolina Morning News’ operating expenses totaled $0.9 million for the same periods last year. This resulted in a net increase of $1.4 million. Bluffton Today’s total operating expense consisted of $1.2 million in labor and employee benefits costs, $0.3 million in newsprint cost and $0.8 million in other operating costs.

Labor and employee benefits:

Salaries and wages were up $1.2 million, or 1.3%, and commissions and bonuses were up $0.4 million, or 2.6%. Our staffing decreased by 3.6%, with significant reductions in the circulation and news departments.

Jacksonville’s salaries and wage expense was up $2.0 million, or 8.2%, more than offsetting the $0.9 million, or 1.3%, overall net decrease from our other publications. Jacksonville’s staffing was up 4.0%. Augusta, Amarillo, Lubbock, Savannah, and Topeka’s salaries and wage expense were down 4.0%, 5.1%, 4.7%, 1.1%, and 5.9%, respectively.

Health insurance expense was down $0.3 million, or 2.7% and post retirement benefit costs were down $0.8 million, or 12.5%. The post retirement benefit costs were higher in the first nine months last year as the estimated benefit costs were higher than the amounts estimated in the current nine month period.

Newsprint, ink and supplements cost:

Total newsprint expense increased $2.0 million, or 5.8%, to $35.7 million, with Bluffton Today contributing 13.7% to the net increase. The 13.8% increase in the average purchase price per ton was offset by an 8.0% decrease in newsprint consumption.

Ink expense increased 10.1%, primarily due to a $0.2 million, or 16.6%, increase in color ink costs. Supplements expense increased $0.3 million, or 8.1%.

Other operating costs:

Total other operating costs were up $6.6 million, or 7.5%, primarily due to a $1.8 million, or 23.8%, increase in sales and marketing expense, a $1.4 million, or 7.0%, increase in delivery and circulation expense, a $0.8 million, or 50.1%, increase in rent expense, an a $2.6 million, or 4.5%, increase in other miscellaneous expenses. Our new publications, Skirt! magazines and Bluffton Today, together, contributed $0.7 million, or 21.9%, to the net increase in sales and marketing expense and in delivery and circulation expense.

The combined technology and shared services fee from parent and management fee charged by Morris Communications under the management agreement totaled $22.7 million for the first nine months in 2005, down $0.3 million, or 1.3%, from last year.

Bad debt expense was down $0.7 million, or 30.5%, excluding the $0.8 million accrual in the first quarter 2005 for potential Winn Dixie bankruptcy losses.

Jacksonville, Savannah, and Augusta’s other operating costs were up 17.9%, 9.2%, and 8.9%, respectively, contributing 56.3% to the total net increase. The $0.8 million in costs directly related to the city’s hosting the 2005 Super Bowl contributed 28.7% of Jacksonville’s net increase. Topeka’s other operating costs were down $0.6 million, or 13.5%, compared to last year, having implemented strict cost controls.

Interest expense and amortization of debt issuance costs. Interest and loan amortization expense for the three months ended September 30, 2005 was $9.1 million, up $0.9 million, or 11.1%, from $8.2 million during the same period last year.

For the nine months ended September 30, 2005, interest and loan amortization expense was $26.5 million, up $2.5 million, or 10.3%, from $24.0 million last year.

At September 30, 2005, our annualized cost of debt outstanding was approximately 6.337%, up from 5.339% at the end of the same quarter last year.

Interest income. The interest accrued and paid on the loans to Morris Communications for the three months ended September 30, 2005 and 2004 was $410 thousand and $454 thousand, respectively, on average loan balances of $26.0 million and $41.6 million, respectively. The average interest rate was 6.0625% and 3.7917% for the three month period ended September 30, 2005 and 2004, respectively.

For the nine months ended September 30, 2005 and 2004, interest accrued and paid on the intercompany loan was $1.1 million and $1.0 million, respectively, and the average loan balances were $22.8 million and $31.5 million, respectively. The average interest rate was 5.4444% and 3.5208% for the nine month period ended September 30, 2005 and 2004, respectively. As of September 30, 2005, $27.0 million was outstanding as an intercompany loan due from Morris Communications.

Prior to the third quarter period ended September 30,2005, we had reported the loan receivable from Morris Communications as a long-term asset on our balance sheets and had reported interest income related to the loan receivable in our statement of income. Based on the historical practice of settling a significant portion of the outstanding loan receivable balance during 2004 with a dividend, we concluded that the arrangement should be considered in substance a capital distribution transaction and classified as contra-equity within member’s deficit. As a result of this conclusion, we reclassified the outstanding $27.0 million loan receivable balance from a long-term asset to member’s deficit at September 30, 2005. We reported $1.1 million in loan receivable interest income through the third quarter ended September 2005 as a contra equity account, of which $647 thousand had previously been reported as interest income.

We have not reclassified the outstanding loan receivable balance from long-term asset to member’s deficit at December 31, 2004 or reversed the previously reported 2004 loan receivable interest income, as such amounts were considered immaterial.

Other income and expenses. During 2004, the Savannah Morning News relocated to its new facilities leased from a related third party. On September 28, 2005, we sold Savannah’s old production facility to a third party for $7.2 million, net of closing costs, resulting in a pretax gain of $5.0 million.

During the third quarter 2005, we sold additional miscellaneous fixed assets for $380 resulting in a pretax gain of $294.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and borrowing capacity under revolving credit facilities, will be sufficient to meet our operating requirements for the next three years. Cash flow generated from operations is our primary source of liquidity.

Our primary needs for cash are funding operating expenses, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $18.5 million at September 30, 2005, down $1.6 million from $20.1 million at December 31, 2004.

Operating activities. Net cash provided by operations was $38.1 million for the first nine month period in 2005, down $4.0 million from $42.1 million during the same period in 2004.

Investment activities. We expect our capital expenditures will be approximately $15 to $20 million in 2005, of which, as of September 30, 2005, we have spent approximately $10.5 million.

During the third quarter, we sold Savannah’s old production facility for $7.2 million, net of closing costs, resulting in a gain of $5.0 million. We elected to have the proceeds of the sale deposited into an escrow account in order to fund other acquisitions by us or our parent through a tax-deferred Section 1031 exchange.

Financing activities. During the first nine months in 2005, we paid a total of $4.9 million in scheduled principal payments on our two term loans. As of September 30, 2005, our total debt was $545.1 million with no loans outstanding under our $150 million revolving credit facility.

At the end of the third quarter 2005, we could borrow and use for general corporate purposes approximately $40.6 million under the most restrictive covenants of our debt arrangements.

During the fourth quarter 2005, we intend to modify the terms of our existing $400 million facility, and we anticipate replacing the existing $100 million Tranche A Term Loans, $150 million Tranche B Term Loans and $150 million Revolving Credit Commitments with a $175 million new Tranche A Term Loan Facility and a $175 million new Revolving Credit Facility. The new credit facility should effectively reduce our interest rates and should also provide funds for working capital and other general corporate purposes. The debt covenants should generally remained unchanged and both new facilities should mature in 2012.

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

Loan receivable from parent:

Our credit facility and indenture allow us to make loans up to $40 million at any one time to our parent, or any of its wholly owned subsidiaries, solely for the purpose of funding its working capital, capital expenditures and acquisition requirements. We are also permitted to invest in or lend an additional $20 million at any one time outstanding to our parent or to others, as defined in the indenture.

The total loan outstanding at September 30, 2005 was $27.0 million, a $25.5 million increase from $1.5 million at December 31, 2004. The $2.0 million current liability to parent at September 30, 2005 and the $1.3 million current receivable from parent at December 31, 2004 were both from end of period intercompany allocations related to operating activities.

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

For the first nine months in 2005, the average net amounts loaned to Morris Communications were $22.8 million at an average interest rate of 5.4444%.

Dividend payments:

We are permitted under our debt arrangement to make restricted payments, which include dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of our cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of our consolidated interest expense for such period. At September 30, 2005, we had approximately $66.6 million available for future restricted payments under the credit indenture.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

As part of our strategic initiative to centralize and improve the effectiveness and efficiency of our newspapers’ operations, we continue to convert each newspaper’s operating and media systems over to Morris Communications’ Shared Services Center. At September 30, 2005, we had converted all of our 27 newspapers to the operating platform. Management believes the centralization of these functions will further enhance our existing internal controls.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MORRIS PUBLISHING GROUP, LLC

Date: November 14, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: November 14, 2005	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Company, and as its principal financial officer)