Form 10-Q
period 2007-09-30
MORRIS PUBLISHING FINANCE CO
filed 2007-11-14
CIK 1276476

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the transition period from             to

Commission File Number: 333-112246

Morris Publishing Group, LLC
Morris Publishing Finance Co.*
(Exact name of Registrants as specified in their charters)

Georgia	58-1445060
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street Augusta, Georgia	30901
(Address of principal executive offices)	(Zip Code)

(706) 724-0851
(Registrants’ Telephone number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

Yes  ☐                                     No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer 	Accelerated Filer 	Non-Accelerated Filer ☒

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

 MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” refers to Morris Communications Company, LLC.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements. These statements relate to future periods and include statements regarding our anticipated performance. You may find discussions containing such forward-looking statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2 of this report.

Generally, the words “anticipates,” “believes,” “expects,” “intends,” “estimates,” “projects,” “plans” and similar expressions identify forward-looking statements. These forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements or industry results, to differ materially from any future results, performance or achievements expressed or implied by these forward-looking statements.

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

other risks and uncertainties.

PART I

Item 1.                      Financial Statements

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

	September 30,	December 31,
(Dollars in thousands)	2007	2006

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,597	$6,964
Accounts receivable, net of allowance for doubtful accounts of $2,570 and $2,625 at September 30, 2007 and December 31, 2006 , respectively	51,425	58,236
Inventories	5,220	4,030
Deferred income taxes, net	2,009	2,248
Prepaid and other current assets	1,340	1,065
Total current assets	65,591	72,543
NET PROPERTY AND EQUIPMENT	142,227	144,117
OTHER ASSETS:
Goodwill	188,394	188,394
Intangible assets, net of accumulated amortization of $5,568 and $63,070 at September 30, 2007 and December 31, 2006, respectively	9,637	12,267
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $5,875 and $4,669 at September 30, 2007
and December 31, 2006, respectively	10,649	11,522
Total other assets	208,680	212,183
Total assets	$416,498	$428,843
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$10,126	$10,399
Current maturities of long-term debt	8,750	2,188
Accrued interest	4,304	9,427
Due to Morris Communications	983	1,326
Deferred revenues	18,113	16,649
Accrued employee costs	9,893	12,916
Other accrued liabilities	2,952	1,556
Total current liabilities	55,121	54,461
LONG-TERM DEBT, less current portion	517,250	521,813
DEFERRED INCOME TAXES, less current portion	16,503	18,406
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	26,857	25,948
OTHER LONG-TERM LIABILITIES	3,948	3,750
Total liabilities	619,679	624,378
COMMITMENTS AND CONTINGENCIES (NOTE 7)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(201,685)	(172,382)
Loan receivable from Morris Communications, net	(1,496)	(23,153)
Total member's deficiency in assets	(203,181)	(195,535)
Total liabilities and member's deficiency in assets	$416,498	$428,843

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands)	2007	2006	2007	2006

NET OPERATING REVENUES:
Advertising	$88,510	$96,415	$267,273	$287,776
Circulation	17,140	17,310	50,941	52,113
Other	3,884	3,723	11,947	11,750
Total net operating revenue	109,534	117,448	330,161	351,639

Labor and employee benefits	43,619	43,894	133,813	131,326
Newsprint, ink and supplements	10,912	14,813	35,753	44,502
Other operating costs (excluding depreciation and amortization)	33,358	32,894	100,283	96,921
Depreciation and amortization expense	4,161	5,459	14,443	15,933
Total operating expenses	92,050	97,060	284,292	288,682
Operating income	17,484	20,388	45,869	62,957

Interest expense, including amortization of debt issuance costs	9,614	9,389	28,370	27,560
Interest income	(1)	(1)	(5)	(69)
Other, net	(78)	(62)	(170)	(119)
Total other expenses, net	9,535	9,326	28,195	27,372
INCOME BEFORE INCOME TAXES	7,949	11,062	17,674	35,585
PROVISION FOR INCOME TAXES	2,988	4,154	6,978	13,619
NET INCOME	$4,961	$6,908	$10,696	$21,966

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

(Dollars in thousands)	2007	2006

OPERATING ACTIVITIES:
Net income	$10,696	$21,966
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	14,443	15,933
Deferred income taxes	(1,664)	(2,469)
Amortization of debt issuance costs	1,207	1,208
Loss (gain) on sale and disposal of fixed assets, net	16	(41)
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	6,811	2,304
Inventories	(1,190)	371
Prepaids and other current assets	(275)	16
Other assets	(158)	(181)
Accounts payable	(274)	(700)
Accrued employee costs	(3,024)	(2,764)
Accrued interest	(5,123)	(5,243)
Due to Morris Communications	(343)	887
Deferred revenues and other liabilities	2,855	1,680
Postretirement obligations due to Morris Communications	909	1,268
Other long-term liabilities	198	87
Net cash provided by operating activities	25,084	34,322
INVESTING ACTIVITIES:
Capital expenditures	(10,071)	(5,510)
Restricted cash released from escrow	-	6,780
Net proceeds from sale of property and equipment	136	133
Acquisitions of businesses, net of cash acquired	-	(5,155)
Net cash used in investing activities	(9,935)	(3,752)
FINANCING ACTIVITIES:
Proceeds from revolving credit facility	50,000	43,000
Repayments on revolving credit facility	(48,000)	(38,000)
Debt issuance costs	(175)	-
Advances on loan receivable from Morris Communications	(18,341)	(42,211)
Net cash used in financing activities	(16,516)	(37,211)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,367)	(6,641)
CASH AND CASH EQUIVALENTS, beginning of period	6,964	12,458
CASH AND CASH EQUIVALENTS, end of period	$5,597	$5,817
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$32,287	$31,594
Income taxes paid to Morris Communications	8,611	16,088
Accrued capital expenditures	-	-
Dividends applied against loan receivable from Morris Communications	40,000	43,000
See notes to consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation– The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three and nine month interim periods in 2007 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2006. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2006 and 2005 and for each of three years ended December 31, 2006.

2.	Transactions with Morris Communications

Management fee– The Company was charged with a management fee by Morris Communications in an amount equal to the greater of 4% of the total net operating revenue or the actual management costs applicable to the Company based upon usage, as defined in the management agreement. These management fees totaled $4,374 and $4,698 for the three months ended September 30, 2007 and 2006, respectively, and $13,205 and $14,066 for the nine months ended September 30, 2007 and 2006, respectively. This expense compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Technology and shared services fee– The Company was charged with a technology and shared services fee from Morris Communications, as defined in the management agreement. This fee is based upon the lesser of 2.5% of total net operating revenue of the Company or the actual technology costs applicable to the Company based upon usage. The technology and shared services fees paid to Morris Communications, which was based upon 2.5% of the total net operating revenue of the Company, totaled $2,735 and $2,937 for the three months ended September 30, 2007 and 2006, respectively, and $8,254 and $8,791 for the nine months ended September 30, 2007 and 2006, respectively. The Company has recorded this management fee within other operating costs in the accompanying financial statements.

Employees’ 401(k) plan– The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,015 and $1,043 for the three months ended September, 2007 and 2006, respectively, and $3,163 and $3,203 for the nine months ended September, 2007 and 2006, respectively.

Retiree health care benefits– The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2006.

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

Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, and the related contributions recorded were $303 and $423 for the three months ended September 30, 2007 and 2006, respectively, and $909 and $1,268 for the nine months ended September 30, 2007 and 2006, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $26,857 and $25,948 as of September 30, 2007 and December 31, 2006, respectively.

The following is an estimate of the Company’s net periodic benefit cost for 2007:

2007
Service cost	$514
Interest cost	1,409
Unrecognized gain from earlier periods	-
Net periodic benefit cost	1,923
Less: employee contributions	(711)
Estimated net benefit expense	$1,212

Health and Disability Plan– The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $2,841 and $2,314 for the three months ended September 30, 2007 and 2006, respectively, and $10,489 and $8,346 for the nine months ended September 30, 2007 and 2006, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,404 and $2,076 as of September 30, 2007 and December 31, 2006, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense– The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $719 and $761 for the three months ended September 30, 2007 and 2006, respectively, and $2,320 and $2,300 for the nine months ended September 30, 2007 and 2006, respectively.

Loan receivable from Morris Communications– Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended September 30, 2007, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented.

The Company has classified the outstanding $1,496 and $23,153 loan receivable balances, net of the $5,004 and $3,579 in accumulated interest accrued on these receivables, as of September 30, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the three month periods ended September 30, 2007 and 2006, the Company reported the $166 and $638, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended September 30, 2007 and 2006 was 6.6042% and 6.3958%, respectively, on average loan receivable balances of $7,831 and $39,078, respectively.

During the nine month periods ended September 30, 2007 and 2006, the Company reported the $1,425 and $1,649, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the nine month periods ended September 30, 2007 and 2006 was 6.3819% and 6.0069%, respectively, on average loan receivable balances of $28,512 and $36,109, respectively.

Restricted payments– The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On June 30, 2007, September 30, 2006 and March 31, 2006 the Company declared and recorded dividends of $40 million, $28 million and $15 million, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts. At September 30, 2007, the Company had approximately $78.8 million available for future restricted payments under the credit indenture.

Restricted cash released from escrow– Cash held in escrow was comprised of proceeds from the 2005 sale of the Company’s former Savannah newspaper facility which the Company elected to be deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. The Parent acquired $5,280 in qualified replacement property during the first quarter of 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the March 27, 2006 expiration date for the tax-deferred exchange.

3.	Recently Issued Accounting Standards

The Company will be required to adopt the Financial Accounting Standards Board’s (“FASB”)  Statement of Financial Accounting Standards (“SFAS”) No. 157,  “Fair Value Measurements”  (“SFAS 157”) for the fiscal year beginning January 1, 2008. SFAS 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. The Company is in the process of evaluating the impact of SFAS 157 on its results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”). SFAS 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of SFAS 159, if elected, on its results of operations and financial position.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the recognition of the funded status of a retiree health plan in the statement of financial position, requires that changes in the funded status be recognized through comprehensive income, changes the measurement date for defined benefit plan assets and obligations to the entity’s fiscal year-end and expands disclosures. The recognition and disclosures under SFAS No. 158 are required as of the end of the fiscal year ending after June 15, 2007, while the new measurement date is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 requires that previously disclosed but unrecognized gains/losses, prior service costs, and transition obligations of a retiree health plan be recognized at adoption of SFAS No. 158 as a component of shareholder’s equity in accumulated other comprehensive income, net of applicable income taxes.

The measurement date for the Company’s retiree health plan obligations is currently the Company’s fiscal year-end so a change in measurement date is not needed. Had SFAS No. 158 been adopted at December 31, 2006, the Company’s accumulated other comprehensive income would have decreased by $1,016, in effect, increasing the member's deficit by $1,016.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of FIN No. 48 had no impact on the Company.

4.	Acquisitions

In July 2006, the Company acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which will enhance the Company’s presence in the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

The Company allocated $2,045 of the purchase price to the estimated fair values of assets and liabilities acquired. The $2,360 in excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill.

The results of operations have been recorded in the consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the year acquired and the previously reported year would not have been material.

5.	Long-Term Debt

At September 30, 2007 and December 31, 2006, total debt was $526 million and $524 million, respectively, with $51 million and $49 million outstanding on the $175 million revolving credit facility, respectively.

At September 30, 2007, the interest rate on the Tranche A term loan outstanding was 7.0% and the weighted average interest rate on the revolver was 6.863%. The average interest rate on the debt outstanding was approximately 7.040% and 6.679% at September 30, 2007 and December 31, 2006, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at September 30, 2007 and December 31, 2006.

On July 3, 2007, the Company, as borrower, entered into an Amendment No. 1 under the Credit Agreement dated as of December 14, 2005 (the “Credit Agreement”). The Credit Agreement contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $175 in debt issuance costs associated with this amendment was deferred and is being amortized over the life of the term loan.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of the Company’s indebtedness, the Company is at risk of failing to meet one or more of the financial covenants as of December 31, 2008, in which event the Company would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  The Company intends to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the Credit Agreement, which could increase the Company’s cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce the Company’s indebtedness.

At September 30, 2007, the Company could borrow and use for general corporate purposes approximately $55 million under the Company’s most restrictive covenants which were from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

6.	Goodwill and Other Intangible Assets

Goodwill is the excess of cost over fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

During December 2006, the Company performed the required impairment tests of goodwill and the indefinite-lived intangible assets, which resulted in no impairments.

Amortization expense of other intangible assets for the three and nine month periods ended September 30, 2007 was $263 and $2,715, respectively.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the nine months ended September 30, 2007 were as follows
		Other
		intangible
	Goodwill	assets

Balance at December 31, 2006	$188,394	$12,267
Additions	-	85
Amortization expense	-	(2,715)
Balance at September 30, 2007	$188,394	$9,637

Other finite-lived and indefinite-lived intangible assets at September 30, 2007 and December 31, 2006 were as follows:

		Accumulated	Net
	Cost	amortization	cost
September 30, 2007:

Finite-lived intangible assets
Subscriber lists*	$10,372	$5,532	$4,840
Non-compete agreements and other assets	51	36	15
Total finite-lived intangible assets	10,423	5,568	4,855

Indefinite-lived intangible assets
Newspaper mastheads	4,656		4,656
Domain names	126		126
Total Indefinite-lived intangible assets	4,782		4,782

Total other intangible assets	$15,205	$5,568	$9,637
* Eliminated $60,207in fully amortized assets during the quarter ended June 30, 2007

December 31, 2006:

Finite-lived intangible assets
Subscriber lists	$70,579	$63,033	$7,546
Non-compete agreements and other assets	61	37	24
Total finite-lived intangible assets	70,640	63,070	7,570

Indefinite-lived intangible assets
Newspaper mastheads	4,656		4,656
Domain names	41		41
Total Indefinite-lived intangible assets	4,697		4,697

Total other intangible assets	$75,337	$63,070	$12,267

The remaining expense for the last three months of 2007 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

2007	$192
2008	768
2009	749
2010	732
2011	602

7.	Commitments and Contingencies

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

8.	Subsequent Events

On October 23, 2007, the Company signed a definitive asset purchase agreement (the “Agreement”) to sell fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. (“GateHouse”) for a purchase price of $115 million, subject to a working capital adjustment. GateHouse may elect to pay up to $10 million in the form of a one year promissory note bearing interest at 8% per annum, with the remainder in cash. The transaction is expected to close before the end of November and is subject to the Company's lender approval and customary closing conditions.

The parties to the agreement are the Company, MPG Allegan Property, LLC, Broadcaster Press, LLC, MPG Holland Property, LLC, The Oak Ridger, LLC, and Yankton Printing Company, as sellers, and Morris Communications Company, LLC, as seller guarantor, and GateHouse Media Operating, Inc., as buyer, and GateHouse, as buyer guarantor. Other than the Agreement, there are no material relationships between the Company and GateHouse or any of their respective affiliates.

The daily newspapers to be sold include the Dodge City (Kan.) Daily Globe, The Newton (Kan.) Kansan, The (Pittsburg, Kan.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner, The Grand Island (Neb.) Independent, the York (Neb.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan, The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). The nondaily newspapers include La Estrella (Dodge City, Kan.) The Girard (Kan.) City Press and the Vermillion (S.D.) Plain Talk. The commercial printing operation is Flashes Publishing (Mich.), which also publishes The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free nondaily community publications included in the sale.

The sale of these publications and businesses will allow the Company, as part of its strategic plan, to focus on its larger markets and will enable the Company to pay down its existing bank debt. The Company will utilize all of its after-tax net cash proceeds to repay an estimated $73 million of its Tranche A Term Loan under its senior credit facilities, following the closing of the transaction, and another $7 million upon receipt of payment on the $10 million note from GateHouse. The Company does not expect the transaction to result in a significant change in its cash flow ratio under its senior credit facilities or its consolidated leverage ratio under its indenture related to the senior subordinated notes.

Total net operating revenue for the publications and businesses to be sold to GateHouse was $71.3 million for the twelve month period ended December 31, 2006 and $17.5 million and $51.0 million for the three and nine month periods ended September 30, 2007, respectively.

Total operating costs directly associated with these publications and businesses were $59.9 million for the twelve month period ended December 31, 2006 and $14.9 million and $44.3 million for the three and nine month periods ended September 30, 2007, respectively. These total direct operating costs do not include the management fee and the technology and shared services fee charged by Morris Communications or any allocation of the Company’s other corporate overhead costs.

The Company has not yet determined to what extent, if any, the management fee, the technology and shared services fee and its corporate overhead costs will change as a result of the transaction. (See Note 2, Transactions with Morris Communications, regarding the management fee and the technology and shared services fee.)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, in the fourth quarter of 2007 the consolidated statements of income of the Company for current and prior periods will report the results of operations of the components being disposed of in discontinued operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine month periods ended September 30, 2007 and 2006 and with our consolidated financial statements for the year ended December 31, 2006 filed on Form 10-K.

Overview

Morris Publishing currently owns and operates 27 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Linage, rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, online page views and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During the first nine months of 2007, advertising and circulation revenue represented 81.0% and 15.4%, respectively, of our total net operating revenue. Our advertising revenue consisted of 51.7% in retail, 5.7% in national and 42.6% in classified. Online advertising revenue, included in all advertising categories above, represented 10.8% of our total nine month 2007 advertising revenue, up from 8.2% from last year.

Employee and newsprint costs are the primary costs at each newspaper. Our operating performance is affected by newsprint prices, which historically have fluctuated. Newsprint costs have represented 10 - 15% of total operating expenses. Historically, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing. We believe that current and future sources of newsprint will be sufficient to meet our current and anticipated requirements.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole. We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

In addition, we view our industry’s currently changing landscape as a great opportunity, with many of our current strategic initiatives embracing these changes to continue to move us forward. While we continue to focus on our core business, we are aggressively pursuing innovation as the key to move our newspapers into a portfolio-model business with a wide variety of products focusing on meeting the changing needs of our core newspaper consumers and customers in all of our markets and helping us to remain the informational leaders in the communities we serve.

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our allowances for bad debts, asset impairments, post-retirement benefits, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the quarter ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com , as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications Company, LLC (“Morris Communications”), is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

Subsequent Events

On October 23, 2007, we entered into a definitive asset purchase agreement (the “Agreement”) to sell fourteen daily and three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. (“GateHouse”) for a purchase price of $115 million, subject to a working capital adjustment. GateHouse may elect to pay up to $10 million in the form of a one year promissory note bearing interest at 8% per annum, with the remainder in cash. The transaction is expected to close before the end of November and is subject to our lender’s approval and customary closing conditions.

The sale of these publications and businesses will allow us, as part of our strategic plan, to focus on our larger markets.
In addition, we will utilize all of the after-tax net cash proceeds to repay an estimated $73 million of our Tranche A Term Loan under our senior credit facilities, following the closing of the transaction, and another $7 million upon receipt of payment on the $10 million note from GateHouse. We do not expect the transaction to result in a significant change in our cash flow ratio under our senior credit facilities or our consolidated leverage ratio under our indenture related to the senior subordinated notes.

Our daily newspapers to be sold include the Dodge City (Kan.) Daily Globe, The Newton (Kan.) Kansan, The (Pittsburg, Kan.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner, The Grand Island (Neb.) Independent, the York (Neb.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan, The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). Our nondaily newspapers include La Estrella (Dodge City, Kan.) The Girard (Kan.) City Press and the Vermillion (S.D.) Plain Talk. Our commercial printing operation is Flashes Publishing (Mich.), which also publishes The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free nondaily community publications included in the sale.

Total net operating revenue for the publications and businesses to be sold to GateHouse was $71.3 million for the twelve month period ended December 31, 2006 and $17.5 million and $51.0 million for the three and nine month periods ended September 30, 2007, respectively.

Total operating costs directly associated with these publications and businesses were $59.9 million for the twelve month period ended December 31, 2006 and $14.9 million and $44.3 million for the three and nine month periods ended September 30, 2007, respectively. These total direct operating costs do not include the management fee and the technology and shared services fee charged by Morris Communications or any allocation of our other corporate overhead costs.

At September 30, 2007, these publications and businesses to be sold represented approximately 22% and 11% of our average daily and Sunday circulation, respectively, and approximately 21% of our total FTE’s (or full time equivalents)

We are charged with a management fee by our parent, Morris Communications, in an amount equal to the greater of 4% of our total net operating revenue or its actual management costs applicable to us based upon usage, as defined in our management agreement. Our parent also charges us with a technology and shared services fee, which is based upon the lesser of 2.5% of our total net operating revenue or its actual technology costs applicable to us based upon usage. We have not yet determined to what extent, if any, the management fee, the technology and shared services fee and our corporate overhead costs will change as a result of the transaction.

Financial summary for the three months ended September 30, 2007 compared to September 30, 2006

Compared to last year, operating income was $17.5 million, down $2.9 million, or 14.1%, with total operating revenue of $109.5 million, down $7.9 million, or 6.7%, and total operating costs of $92.1 million, down $5.0 million, or 5.2%.

During the third quarter of 2007, advertising and circulation revenue represented 80.8% and 15.7%, respectively, of our total net operating revenue. Our advertising revenue consisted of 51.8% in retail, 5.3% in national and 42.9% in classified.

Advertising revenue for the quarter was $88.5 million, a decrease of $7.9 million, or 8.2%, from last year, with retail, classified and national advertising revenue down 3.9%, 11.8% and 17.1%, respectively. The third quarter of 2007 included one more Sunday compared with a year ago, slightly benefiting this years quarter-over-quarter comparisons, as Sundays usually generate more print advertising revenue than the other six days of the week.

Since the end of the second quarter last year, we have acquired or introduced ten nondaily publications in five of our existing markets to better serve changing reader and advertising needs. Excluding the $0.7 million net increase in advertising revenue from these new nondaily publications, our total advertising revenue was $87.5 million, down $8.6 million, or 9.0%, from the same quarter last year, with retail and classified advertising down 5.1% and 12.2%, respectively.

In addition, our third quarter results continue to reflect the industry’s shift from run of press and insert advertising to online advertising. Compared to the third quarter last year, print advertising revenue was $58.1 million, down $9.7 million, or 14.4%, and insert advertising revenue was $16.5 million, down $0.7 million, or 3.8%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.6 million, up $0.7 million, or 24.5%.

Online advertising revenue, included in all advertising categories above, was $10.3 million, up $1.8 million, or 20.6%, due to the strength in the retail online and employment classified online advertising categories. Online advertising revenue represented 11.6% of our total third quarter 2007 advertising revenue, up from 8.9% last year, with total page views, a key measure of interest in our Web sites, up 11.4% and traffic from new visitors up 23.9%.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

In summary, our entire third quarter advertising revenue performance was affected by the downturn in the Florida real estate market. Excluding the revenue from our ten new nondaily publications, our Florida daily newspapers and publications, which account for approximately 32.3% of our total third quarter advertising revenue, contributed our entire net decline in advertising revenue.

Advertising revenue in Jacksonville, our largest newspaper, was down $8.2 million, or 25.2%, with declines in all categories. While a portion of Jacksonville’s decline may be attributed to the non-recurring gains last year, most of its decline was due to the downturn in its real estate market. During the third quarter of 2006, Jacksonville’s advertising was up $3.0 million, or 10.2%, from the same quarter in 2005 due to the strength in the retail and classified categories. For comparison purposes, revenue from our Jacksonville newspaper and the newly independent Jacksonville Sun weeklies, herein, are combined for both periods presented.

As for our other Florida newspapers, St. Augustine was down $0.4 million, or 14.1%, primarily due to the weakness in the retail and classified print categories, and Winter Haven was down $0.2 million, or 20.7%, with declines in the retail online category and in all print categories.

Elsewhere, our Savannah newspaper’s advertising revenue was down $0.5 million, or 6.9%, with weakness in the retail and classified categories.

Our Athens newspaper’s advertising revenue was down $0.3 million, or 9.1%, with significant declines in the classified print employment category.

Total combined advertising revenue from our other twenty two daily newspapers was up $0.6 million, or 1.5%, from the prior year, with modest gains in Augusta, Grand Island, Conway and Bluffton and slight declines in Amarillo, Topeka and Oak Ridge.

Advertising revenue from all of our nondaily publications, excluding the Jacksonville Sun weeklies, was up $1.1 million, or 18.5%, primarily due to the incremental revenue from our new nondaily publications. Excluding these publications, advertising revenue from our non-dailies was up $0.4 million, or 6.9%, with the Savannah Magazine (Ga.), The News and Farmer and Wadley Herald/The Jefferson Reporter (Ga.), The McDuffie Mirror (Ga.) and the Capital City Weekly (Alaska) contributing all of the net gain.

The ten new nondaily publications include the Barnwell (S.C.), Sylvania (Ga.), Hampton County (S.C.), Edgefield (S.C.), North Augusta (S.C.), Richmond Hill (Ga.), and Effingham (Ga.) newspapers, and the Athens' (Ga.) County Publications, Lubbock's (Tex.)  Frenship Today and St. Augustine's (Fla.) Eco Latino publications. Advertising revenue from these nondaily publications totaled $1.0 million compared to $0.3 million for the same quarter last year.

During the third quarter of 2007, circulation revenue was $17.1 million, down $0.2 million, or 1.0%, from the same period last year.

Other income was $3.9 million, up $0.2 million, or 4.3%, primarily due to the increase in Sunday magazine promotional revenue.

Total labor and employee benefit costs were down $0.3 million, or 0.6%, newsprint ink and supplements costs were down $3.9 million, or 26.3%, and other operating costs, excluding depreciation and amortization, were up $0.5 million, or 1.4%, from last year. Depreciation and amortization expense was down $1.3 million, or 23.8%, from last year, due to a large portion of intangible assets becoming fully amortized since the third quarter of last year.

Our total operating costs were favorably impacted by the savings from the significant decrease in the consumption and the average cost per tonne of newsprint and the decrease in FTE’s (or full time equivalents), but were unfavorably impacted by the incremental costs associated with our recently introduced or acquired publications, and the increase in employee medical insurance costs.

Excluding the $0.8 million in incremental operating costs directly associated with our new nondaily publications, total labor and employee benefit costs were down 1.7% from last year, newsprint ink and supplements costs were down 26.7%, and other operating costs, excluding depreciation and amortization, were up 0.5%.

Interest and loan amortization expense increased by $0.2 million, or 2.4%, due to short-term interest rate increases.

On September 30, 2006 we declared and recorded an $18 million dividend to Morris Communications, in effect, offsetting the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 37.6% for the third quarter of 2007 and 2006.

Net income for the third quarter of 2007 was $5.0 million, down $1.9 million from $6.9 million during the same period last year.

Results of operations for the three months ended September 30, 2007 compared to September 30, 2006

Operating revenues. The table below presents operating revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$45,862	$47,733	(3.9%)
National	4,691	5,658	(17.1%)
Classified	37,957	43,024	(11.8%)
Total advertising revenues	88,510	96,415	(8.2%)
Circulation	17,140	17,310	(1.0%)
Other	3,884	3,722	4.4%
Total net operating revenues	$109,534	$117,448	(6.7%)

Retail advertising revenue:

Total retail advertising revenue was $45.9 million, down $1.9 million, or 3.9%, from last year. Excluding the $0.5 million in additional retail advertising revenue from our new nondaily publications, retail advertising revenue was down $2.4 million, or 5.1%.

Including all publications, insert retail revenue was down $0.5 million, or 2.6%; while print retail advertising revenue was down $2.7 million, or 9.8%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was up $0.7 million, or 23.9%. Retail online revenue was $2.7 million, up $0.6 million, or 25.3%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $2.3 million, or 18.4%, with 83.5% of its net decline from the print category. While part of its decline may be attributed to the non-recurring gains last year, the majority of the declines were from retailers dependent on the housing industry. During the third quarter of 2006, Jacksonville was up $1.4 million, or 13.1%, from the prior year due to the strength from home improvement, department and discount stores.

Our St. Augustine newspaper was down $0.2 million, or 16.1%, and our Winter Haven newspaper was down $0.1 million, or 21.2%, with their local retailers being affected by either the downturn in the real estate market or by the rise in gasoline prices.

As for our other daily newspapers, Augusta’s retail advertising revenue was up $0.1 million, or 1.1%, with the significant gains in banking, electronics, discount stores, and telecommunications offset by the declines in department stores, hospitals, office supplies and home improvement.

In addition, Bluffton was up $0.1 million, or 29.8%, with strength in the specialty publications and print categories.

Savannah’s retail advertising revenue was down $0.2 million, or 4.7%, with the net gains in banking, telecommunications and office supplies being offset by declines in drug stores, furniture, entertainment, grocery, department stores and home improvement.

Amarillo was down $0.2 million, or 7.9%, with declines in furniture, telecommunications, grocery, and banking. Retail was also down due to the closing of several major department stores.

Total combined retail advertising revenue from our other twenty daily newspapers was up $0.1 million, or 0.7%, from the prior year, with most of these newspapers relatively unchanged from last year.

Excluding the advertising revenue from our recently acquired or introduced nondaily publications, retail advertising revenue for the nondaily publications was up $0.2 million, or 5.7%, from last year, with the strong gains from the Savannah Magazine (Ga.), The News and Farmer and Wadley Herald/The Jefferson Reporter (Ga.), and The McDuffie Mirror (Ga.).

Retail advertising revenue for our ten new nondaily publications was $0.7 million, up $0.5 million from $0.2 million during the same quarter last year.

Classified advertising revenue:

Total classified advertising revenue was $38.0 million, down $5.1 million, or 11.8%, from last year. Excluding the $0.2 million in additional classified advertising revenue from our new nondaily publications, classified advertising revenue was down $5.2 million, or 12.2%.

Including all publications, online classified adverting revenue was $7.3 million, up $1.1 million, or 17.5%, with most of the increase driven by the employment category. The rollout of Yahoo! HotJobs at most of our newspaper’s Web sites contributed a large part of the net increase in the employment category.

Classified print advertising revenue was down $6.0 million, or 16.6%, and classified insert advertising revenue was down $0.2 million, or 46.1%, from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $5.1 million, or 30.9%, with large declines in the employment, auto and real estate print categories. While part of its decline may be attributed to the non-recurring gains last year, the majority of the declines were from builders and employers related to the housing industry. During the third quarter of 2006, Jacksonville was up $1.4 million, or 9.5%, from the prior year.

Our St. Augustine newspaper was down $0.2 million, or 12.2%, and our Winter Haven newspaper was down $0.1 million, or 18.9%, with declines in all print categories.

As for our other daily newspapers, Grand Island was up $0.2 million, or 20.2%, with a $0.1 million, or 83.0%, gain in the online employment category.

Augusta and Amarillo were each up $0.1 million, or 4.2% and 3.7%, respectively, primarily due to online employment growth.

In Savannah, our newspaper’s classified advertising revenue was down $0.4 million, or 10.8%, with declines in the automotive and employment categories.

Athens was down $0.3 million, or 20.1%, with significant declines in all print and online categories.

The total combined classified advertising revenue from our other nineteen daily newspapers was up $0.3 million, or 3.4%, with significant gains in Conway and Pittsburg.

Excluding the classified advertising revenue from our new nondaily publications, classified advertising from our nondaily publications was up $0.1 million, or 12.2%, from last year, with the Capital City Weekly (Alaska) contributing all of the net gain.

National advertising revenue:

Total national advertising revenue was $4.7 million, down $1.0 million, or 17.1%, from last year, with Jacksonville down $0.8 million, or 22.7%. Jacksonville was down due to consolidations in the wireless industry and the termination of large programs by an insurance company and a HVAC manufacturer.

In addition, Augusta and Savannah were together up $0.1 million, or 14.6% and 25.5%, respectively.

Circulation revenue:

Circulation revenue was $17.1 million, down $0.2 million, or 1.0%, from last year.

Jacksonville was down $0.2 million, or 3.4%. Amarillo and Lubbock were both down $0.1 million, or 6.5% and 4.6%, respectively; all due to increases in carrier costs or circulation decreases.

Savannah, Topeka and Athens were each up $0.1 million, or 6.8%, 4.3% and 10.2%, respectively, benefiting from route conversions or subscriber rate increases.

Other revenue:

Other revenue was $3.9 million, up $0.2 million, or 4.3%, from the same period last year. Other revenue from our new nondaily publications was $0.1 million.

Commercial printing revenue was $2.3 million, down $0.1 million, or 4.0%. Other online revenue was $0.2 million, down $0.1 million, or 4.4%. Other miscellaneous operating revenue, which includes the Skirt! magazines licensing revenue and the Sunday magazine promotional revenue, was $1.4 million, up $0.4 million, or 37.7%.

During the third quarter of 2007, we licensed Skirt! magazine for the Houston (Texas), Richmond (Va.), Memphis (Tenn.) and Boston (Mass.) markets. In addition to ongoing royalty fees based on a percentage of operating revenue, we will receive a total of $0.7 million in one-time fees from these four agreements. The income from the one-time fees under these agreements is being amortized over the ten year life of each agreement.

During the third quarter of 2007, income from all of our Skirt! magazine license agreements totaled $0.1 million.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the three month periods ended September 30, 2007 and 2006:

(Dollars in thousands)	Three months ended September 30,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$43,619	$43,894	(0.6%)
Newsprint, ink and supplements	10,912	14,813	(26.3%)
Other operating costs	33,358	32,894	1.4%
Depreciation and amortization	4,161	5,459	(23.8%)
Total operating expenses	$92,050	$97,060	(5.2%)

Labor and employee benefits:

Excluding the labor and employee benefits cost directly related to our ten new nondaily publications, our total labor and employee costs were down $0.7 million, or 1.7%. Total labor and employee benefit costs from our ten new nondaily publications were $0.6 million, up $0.5 million from the same quarter last year.

Including all publications, salaries and wages totaled $31.2 million, up $0.1 million, or 0.2%. Average FTE’s (or full time equivalents) were down 4.3%, primarily due to the elimination of less highly compensated positions. Employee severance payments for the quarter totaled $0.2 million. Jacksonville’s average FTE’s were down 11.8%, contributing 68% of our total net FTE decrease. Excluding the employees from our new nondaily publications, average FTE’s were down 6.1%.

Commissions and bonuses were $5.6 million, down $0.4 million, or 5.9%, from the same period last year, due to the decrease in advertising sales.

Employee medical insurance cost was $2.8 million, up $0.5 million, or 22.8%, due to the increase in claims experience.

Compared to last year, post retirement benefit cost was $0.3 million, down $0.1 million, or 28.4%.

Newsprint, ink and supplements cost:

During the third quarter of 2007, newsprint, ink and supplements cost was $10.9 million, down $3.9 million, or 26.3%.

Compared to the third quarter of 2007, total newsprint expense was $9.4 million, down $3.2 million, or 25.4%, due to the 10.4% decrease in newsprint consumption and the 16.8% decrease in the average cost per tonne of newsprint. We expect the average cost per tonne of newsprint to increase during the fourth quarter and the first of next year due to several anticipated price increases. Consumption is expected to remain down.

Supplements expense decreased 49.1% to $0.7 million, due to a switch from purchasing our Sunday comics to printing them in house. Our Sunday comics are currently printed at Flashes Printing, the commercial printing operation included in the GateHouse asset sale. We have not yet determined what effect the sale will have on the cost of producing these supplements.

Ink expense was $0.8 million, relatively flat with the same quarter last year.

Other operating costs:

Including all publications, total other operating costs, excluding depreciation and amortization, were $33.4 million, up $0.5 million, or 1.4%. The $1.2 million, or 15.9%, increase in product distribution costs and $0.3 million, or 18.4%, increase in utility costs were offset somewhat by the $0.4 million, or 15.7%, decrease in promotion and marketing costs and the $0.2 million, or 14.7%, reduction in travel and entertainment costs.

Bad debt expense was up $0.1 million, or 15.8%.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $7.1 million for the third quarter, down $0.5 million, or 6.7%, from the third quarter last year, due to the decrease in total operating revenues.

Total other operating costs from our ten new nondaily publications were $0.4 million, up $0.3 million from the same quarter last year.

Financial summary for the nine months ended September 30, 2007 compared to September 30, 2006

Compared to the first nine months last year, operating income was $45.9 million, down $17.1 million, or 27.1%, with total operating revenue of $330.2 million, down $21.5 million, or 6.1%, and total operating costs of $284.3 million, down $4.4 million, or 1.5%.

Advertising revenue for the first nine months was $267.3 million, a decrease of $20.5 million, or 7.1%, from last year, with retail, classified and national advertising revenue down 2.8%, 10.9% and 14.8%, respectively.

Since the first of last year, we have acquired or introduced ten nondaily publications in five of our existing markets to better serve changing reader and advertising needs. Excluding the advertising revenue from these new publications, our total advertising revenue was $264.4 million, down $23.2 million, or 8.1%, from the first nine months last year, with retail and classified advertising revenue down 4.2%, 11.4%, respectively.

In addition, our nine month results continue to reflect the industry’s shift from run of press and insert advertising to online advertising. Compared to the first nine months last year, print advertising revenue was $178.4 million, down $25.8 million, or 12.6%, and insert advertising revenue was $49.2 million, down $1.6 million, or 3.1%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $10.8 million, up $1.6 million, or 16.6%.

Online advertising revenue, included in all advertising categories above, was $28.9 million, up $5.3 million, or 22.5%, due to the strength in the retail online and employment classified online advertising categories. For the first nine months of 2007, online advertising revenue represented 10.8% of our total advertising revenue, up from 8.2% last year.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

Our total advertising revenue results were primarily impacted by the weak advertising environment in Florida, however, the poor performances in some of our other larger markets, as well as many of our smaller daily newspapers and nondaily publications, also contributed to our net decline. In response to these challenges, we are continuing to look at every part of our business, identifying and implementing initiatives to further reduce our cost of operations. In addition, we are reviewing additional revenue opportunities in each of our metro markets, focusing on achieving very specific targets to increase revenue.

Excluding the revenue from our ten new nondaily publications, Florida daily newspapers and publications, which account for approximately 34.6% our total advertising revenue, contributed 89.9% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville, our largest newspaper, was down $19.1 million, or 19.6%, with large declines in all categories. While a portion of Jacksonville’s decline may be attributed to the non-recurring gains last year, most of its decline was due to the downturn in its real estate market. During the first nine months of 2006, Jacksonville’ advertising was up $4.9 million, or 5.3%, from the same period in 2005, with strength in the retail and classified categories. For comparison purposes, revenue from our Jacksonville newspaper and the newly independent Jacksonville Sun weeklies, herein, are combined for both periods presented.

Our Winter Haven newspaper was down $0.9 million, or 26.7%, and our St. Augustine newspaper was down $0.6 million, or 7.7%, with each newspaper having significant declines in the retail and classified categories.

As for our other daily newspapers, Augusta’s advertising revenue was up $0.5 million, or 1.8%, with the strength in the classified employment online category.

Advertising revenue for Bluffton Today, our free distribution daily newspaper, was up $0.3 million, or 13.5%, with significant gains in the retail specialty publications printed by us, but not a part of the main newspaper.

In Savannah, our newspaper’s advertising revenue was down $1.7 million, or 7.8%, with weakness in the retail and classified categories.

Our Athens newspaper’s advertising revenue was down $1.0 million, or 9.2%, with large declines in the classified category.

Advertising revenue from our Amarillo newspaper was down $0.5 million, or 2.5%, with the gains in the classified category more than offset by the significant declines in the retail and national categories.

Total combined advertising revenue from our other nineteen daily newspapers was down $0.1 million, or 0.2%, from the prior year, with most of these newspapers relatively unchanged from last year.

Advertising revenue from all of our nondaily publications, excluding the Jacksonville Sun weeklies, was up $2.7 million, or 14.5%, primarily due to the incremental revenue from our new nondaily publications. Advertising revenue from these new publications was $2.9 million, up $2.6 million, from $0.3 million for the first nine months last year.

During the first nine months of 2007, circulation revenue was $50.9 million, down $1.2 million, or 2.2%, from last year.

Other income was $11.9 million, up $0.2 million, or 1.7%, with the increase in Skirt! magazine license fees and Sunday magazine promotional revenue offset somewhat by decreases in commercial printing revenue and other online revenue.

Total labor and employee benefit costs were up $2.5 million, or 1.9%, newsprint ink and supplements costs were down $8.7 million, or 19.7%, and other operating costs, excluding depreciation and amortization, were up $3.4 million, or 3.5%. Depreciation and amortization expense was down $1.5 million, or 9.6%, from last year, due to a large portion of intangible assets becoming fully amortized since the first of last year.

Our total operating costs were favorably impacted by the savings from the decrease in consumption and average cost per tonne of newsprint, the reduction in supplements cost, the reduction in post retirement benefit costs and the decrease in FTE’s (or full time equivalents), but were unfavorably impacted by the incremental costs associated with our recently introduced or acquired publications, the increase in employee medical insurance costs and the increase in the average employee pay rate.

Excluding the $3.1 million in incremental operating costs associated with our new nondaily publications, total labor and employee benefit costs were up 0.6% from last year, newsprint ink and supplements costs were down 20.2%, and other operating costs, excluding depreciation and amortization, were up 2.4%.

Interest and loan amortization expense increased by $0.8 million, or 2.9%, due to short-term interest rate increases and higher average outstanding loan balances.

On June 30, 2007, September 30, 2006 and March 31, 2006, we declared and recorded $40 million, $28 million and $15 million in dividends, respectively, to Morris Communications, in effect, reducing the loan receivable from Morris Communications by the dividend amounts.

Our effective tax rate was 39.5% for the first nine months of 2007, compared to 38.2% for the same period last year.

Net income for the first nine months of 2007 was $10.7 million, down $11.3 million from $22.0 million during last year.

Results of operations for the nine months ended September 30, 2007 compared to September 30, 2006

Net operating revenue. The table below presents the total net operating revenue and related statistics for the nine month periods ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2007	2006	2007 vs. 2006
Net operating revenues
Advertising
Retail	$138,245	$142,195	(2.8%)
National	15,300	17,948	(14.8%)
Classified	113,728	127,632	(10.9%)
Total advertising revenues	267,273	287,776	(7.1%)
Circulation	50,941	52,113	(2.2%)
Other	11,947	11,750	1.7%
Total net operating revenues	$330,161	$351,639	(6.1%)

Retail advertising revenue:

Retail advertising revenue was $138.2 million, down $4.0 million, or 2.8%, from the first nine months last year. Excluding the $2.0 million in additional revenue from our new nondaily publications, retail advertising revenue was down $5.9 million, or 4.2%.

Including all publications, insert retail revenue was down $0.9 million, or 2.0%, while print retail advertising revenue was down $6.6 million, or 8.0%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was up $1.4 million, or 16.3%. Retail online revenue was $7.8 million, up $2.1 million, or 37.3%, from the first nine months last year.

Our Jacksonville newspaper’s retail advertising revenue was down $3.9 million, or 10.9%, due to declines in the print and insert category.While part of Jacksonville’s decline may be attributed to the non-recurring gains last year, the majority of the declines were from retailers dependent on the housing industry. During the first nine months of 2006, Jacksonville was up $1.6 million, or 4.7%, from the prior year due to the strength from home improvement, department and discount stores.

Our Winter Haven newspaper was down $0.6 million, or 32.0%, and our St. Augustine newspaper was down $0.3 million, or 9.1%, with their local retailers being affected by the downturn in the Florida real estate market.

As for our other daily newspapers, Bluffton Today, our free distribution daily newspaper, was up $0.3 million, or 23.2%, with gains in the retail specialty products category.

In Savannah, our newspaper’s retail advertising revenue was down $0.6 million, or 5.8%, with gains in the retail online category more than offset by the declines in the print and insert categories.

In addition, retail advertising revenue from our Amarillo newspaper was down $0.4 million, or 4.3%. Independence’s retail advertising revenue was down $0.3 million, or 16.4%.

Total combined retail advertising revenue from our other twenty daily newspapers was up $0.1 million, or 0.2%, from the prior year, with most of these newspapers relatively unchanged from last year.

Excluding the retail advertising revenue from our recently acquired or introduced nondaily publications, retail advertising for the nondaily publications was down $0.3 million, or 1.2%, from last year. Retail advertising revenue for our ten new nondaily publications was $2.2 million, up $2.0 million, from $0.2 million for the first nine months last year.

Classified advertising revenue:

Total classified advertising revenue was $113.7 million, down $13.9 million, or 10.9%, from last year. Excluding the $0.6 million in additional revenue from our new nondaily publications, classified advertising revenue was down $14.6 million, or 11.4%.

Including all publications, online classified revenue was $20.4 million, up $2.8 million, or 15.8%, with most of the increase driven by the employment category. Classified print advertising revenue was down $16.3 million, or 15.1%, and classified insert advertising revenue was down $0.5 million, or 37.9%, from last year. Classified advertising revenue from specialty products printed by us, but not a part of main newspaper product, was up $0.1 million, or 27.0%.

Our Jacksonville newspaper’s classified advertising revenue was down $13.6 million, or 26.7%. While part of Jacksonville’s decline may be attributed to the non-recurring gains last year, the majority of the decline was from builders and employers related to the housing industry. During the first nine months of 2006, Jacksonville was up $3.7 million, or 7.9%, from the prior year.

Our St. Augustine newspaper was down $0.3 million, or 7.2%, and our Winter Haven newspaper was down $0.2 million, or 18.3%, with most of their decline due to the downturn in the local real estate market.

As for our other daily newspapers, Augusta’s classified advertising revenue was up $0.3 million, or 3.3%.

In addition, Grand Island and Conway were both up $0.3 million, or 11.1% and 23.1%, respectively..

In Savannah, our newspaper’s classified advertising revenue was down $1.2 million, or 10.7%.

Our Athens newspaper was down $0.8 million, or 17.1%.

Total combined classified advertising revenue from our other nineteen daily newspapers was up $0.7 million, or 1.7%, from the prior year, with significant gains in Amarillo, Independence, Dodge City and Pittsburg and a significant decline in Holland.

Excluding the classified advertising revenue from our recently acquired or introduced publications, classified advertising from our nondaily publications was up $0.1 million, or 2.4%, from last year. Classified advertising revenue for our ten new nondaily publications was $0.7 million, up $0.6 million, from $0.1 million for the first nine months last year.

National advertising revenue:

Total national advertising revenue was $15.3 million, down $2.6 million, or 14.8%, from the first nine months last year, with Jacksonville down $1.6 million, or 14.9%.

In addition, Lubbock and Amarillo were each down $0.2 million, or 28.5% and 32.9%, respectively. Augusta and Savannah were each up $0.1 million, or 8.5% and 7.1%, respectively. Topeka was down $0.1 million, or 7.0%.

Circulation revenue:

Circulation revenue was $50.9 million, down $1.2 million, or 2.2%, from the first nine months last year, with Jacksonville down $0.9 million, or 6.0%. Jacksonville experienced steep declines in single copy and third party sales, due to cut backs on last year’s aggressive third party sales programs.

Average daily single copies and home delivery copies remained soft, down 4.0% and 1.6%, respectively.

Average Sunday single copy and home delivery was down 4.3% and 2.0%, respectively.

Other revenue:

Other revenue was $11.9 million, up $0.2 million, or 1.7%, from the first nine months last year. Other revenue from our new nondaily publications was $0.4 million, up $0.3 million from last year.

Including all publications, commercial printing revenue was $7.2 million, down $0.4 million, or 4.9%. Other online revenue was $0.5 million, down $0.4 million, or 44.1%. Sunday weekend magazine promotional revenue was $0.7 million, up $0.6 million from last year.

Since our 2003 acquisition of the original Charleston magazine, we have expanded Skirt! and now circulate the magazine in twelve markets. Skirt! is a free monthly magazine for women which feature eye-catching graphics and layout, with essays and articles designed to attract women, a major consumer segment. Morris currently owns and publishes the magazines in six Southeastern markets and has currently licensed it in the Atlanta (Ga.), Knoxville (Tenn.), Memphis (Tenn.), Boston (Ma.), Houston (Texas) and Richmond (Va.) markets. Morris is actively pursuing opportunities in other markets.

Each licensing agreement provides us with a one time licensing fee, plus periodic royalty fees, based on a percentage of advertising revenues. We believe that these licensing arrangements will facilitate the magazine's expansion, in turn attracting more national advertising exposure and sales.

In addition to the four new markets licensed during the third quarter of 2007, we licensed Skirt! magazine for the Atlanta (Ga.) and Knoxville (Tenn.) markets during the first quarter of 2006 and 2007, respectively. The total income from these two license agreements were $0.2 million and $0.2 million for the first nine months of 2007 and 2006, respectively.

Total income from all Skirt! magazines license agreements was $0.3 million compared to $0.2 million during the first nine months last year.

Other miscellaneous income was $3.2 million, up $0.3 million, or 10%, from last year.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for the nine month periods ended September 30, 2007 and 2006:

(Dollars in thousands)	Nine months ended September 30,		Percentage change
	2007	2006	2007 vs. 2006
Operating expenses
Labor and employee benefits	$133,813	$131,326	1.9%
Newsprint, ink and supplements	35,753	44,502	(19.7%)
Other operating costs	100,283	96,921	3.5%
Depreciation and amortization	14,443	15,933	(9.3%)
Total operating expenses	$284,292	$288,682	(1.5%)

Labor and employee benefits:

Excluding the labor and employee benefits cost directly related to our ten new nondaily publications, our total labor and employee costs were up $0.8 million, or 0.6%. Total labor and employee benefit costs from our new publications were $1.9 million, up $1.7 million from the same period last year.

Including all publications, salaries and wages totaled $93.4 million, up $1.9 million, or 2.1%. Employee severance costs for the first nine months of 2007 totaled $0.2 million. Average FTE’s (or full time equivalents) were down 1.4%, primarily due to the elimination of less highly compensated positions. Jacksonville’s average FTE’s were down 4.9%, contributing 86% of our total net decrease. Excluding the employees from our ten new nondaily publications, average FTE’s were down 3.2%.

Commissions and bonuses were $16.9 million, down $1.1 million, or 5.9%, from the same period last year, due to the decrease in advertising sales.

Employee medical insurance cost was $10.5 million, up $2.1 million, or 25.7%, due to the increase in claims experience.

Compared to the first nine months last year, post retirement benefit cost was $0.9 million, down $0.4 million, or 28.3%.

Newsprint, ink and supplements cost:

During the first nine months of 2007, newsprint, ink and supplements cost was $35.8 million, down $8.7 million, or 19.7%.

Compared to the first nine months of 2007, total newsprint expense was $30.7 million, down $6.9 million, or 18.4%, due to the 6.1% decrease in newsprint consumption and the 13.2% decrease in the average cost per tonne of newsprint.

Supplements expense decreased $1.8 million, or 38.8%, to $2.8 million, due to a switch from purchasing our Sunday comics to printing them in house. Our Sunday comics are currently printed at Flashes Printing, the commercial printing operation included in the GateHouse asset sale. We have not yet determined what effect the sale will have on the cost of these supplements.

Ink expense totaled $2.2 million, unchanged from the same period last year.

Other operating costs:

Including all publications, total other operating costs, excluding depreciation and amortization, were $100.3 million, up $3.4 million, or 3.5%. The $3.0 million, or 14.2%, increase in product distribution costs, the $0.5 million, or 9.4%, increase in utility costs and the $0.7 million, or 1.8%, increase in other miscellaneous operating costs were offset somewhat by the $0.4 million, or 6.3%, decrease in promotion and marketing costs and the $0.3 million, or 8.0%, reduction in travel and entertainment costs.

Bad debt expense was up $0.7 million, or 41.5%.

The combined technology and shared services fee and management fee charged by our parent under the management agreement totaled $21.5 million, down $1.4 million, or 6.1%, from the first nine months last year, due to the decrease in total operating revenues.

Total other operating costs from our ten new nondaily publications were $1.2 million, up $1.1 million from the same period last year.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and the borrowing capacity under revolving credit facilities, will be sufficient to meet our ongoing operating needs. Cash flow generated from operations is our primary source of liquidity.

Our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, acquisitions and working capital. We have pursued, and will continue to pursue, a business strategy that includes selective acquisitions and new product development.

Cash was $5.6 million at September 30, 2007, down $1.4 million from $7.0 million at December 31, 2006.

Operating activities. Net cash provided by operations was $25.1 million for the first nine months of 2007, down $9.2 million from $34.3 million for the same period in 2006.

Current assets were $65.6 million and current liabilities were $55.1 million as of September 30, 2007 as compared to current assets of $72.5 million and current liabilities of $54.5 million as of December 31, 2006. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. Net cash used in investing activities was $9.9 million for the first nine months of 2007, up $6.1 million from $3.8 million for the same period in 2006.

For the first nine months of 2007, we spent $10.0 million on property, plant and equipment, of which, $3.2 million was spent on Savannah's new printing press. The remaining $0.7 million commitment on the printing press is scheduled to be paid by the end of 2007. During the second quarter of 2007, we acquired the domain name for the Skirt! magazines’ Web site for $0.1 million. Our total capital expenditures for the first nine months last year was $5.5 million.

For 2007, we expect our total capital expenditures to be between $12 million and $16 million.

During the first nine months of 2007 and 2006, we received $136 thousand and $133 thousand, respectively, in net proceeds from the sale of miscellaneous property and equipment.

In July 2006, we acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from CommunityNewspapers, Inc. The newspapers acquired were The Barnwell (S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The Edgefield (S.C.) Citizen News and the Sylvania (Ga.) Telephone, all of which will enhance our presence in our Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4.4 million. We paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill.

Also in July 2006, we entered into two license agreements and a non-compete agreement with Netlook, Inc. for Car Paper and Career Paper in order to allow us to publish the two free distribution publications and include content on our Jacksonville based newspaper Web site, Jacksonville.com. Both licenses expire on June 30, 2013 and the non-compete agreement expires in July 2008. We paid a total of $0.8 million, all in cash, for the assets.

During the third quarter 2005, we sold Savannah’s former production facility to a third party and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $5.3 million in qualified replacement property during the first quarter 2006, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

Financing activities. Net cash used in financing activities was $16.5 million for the first nine months of , down $20.7 million from $37.2 million for the same period in 2006.

Period end debt summary:

Total debt was $526 million at September 30, 2007, up from $524 million at December 31, 2006. We had $51 million outstanding on our $175 million revolving credit facility, up $2 million from $49 million at December 31, 2006.

As of September 30, 2006, our total debt was $526 million.

As of September 30, 2007, our annualized cost of debt outstanding was approximately 7.04%, up from 6.75% at the end of the same quarter last year.

At September 30, 2007, we could borrow and use for general corporate purposes approximately $55.0 million under the most restrictive covenants of our debt arrangements.

Financial covenants:

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the Credit Agreement dated as of December 14, 2005 (the “Credit Agreement”). The Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment was deferred and is being amortized over the life of the term loan.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of our indebtedness, we are at risk of failing to meet one or more of our financial covenants as of December 31, 2008, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  We intend to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the Credit Agreement, which could increase our cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce our indebtedness.

Loan receivable from  Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans to Morris Communications. The total loan receivable outstanding at September 30, 2007 was $1.5 million, down $21.7 million from $23.2 million at December 31, 2006.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 1.0%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. (See Note 2)

We have classified the outstanding loan receivable balances, net of the $5.0 million and $3.6 million in accumulated interest accrued on these receivables as of September 30, 2007 and December 31, 2006, respectively, as part of member’s deficiency in assets.

During the nine month periods ended September 30, 2007 and 2006, we reported the $1.4 million and $1.6 million, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the nine month periods ended September 30, 2007 and 2006 was 6.3819% and 6.0069%, respectively, on average loan receivable balances of $28.5 million and $36.1 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At September 30, 2007, we had an additional $78.8 million available for future restricted payments under the notes indenture.

On June 30, 2007, September 30, 2006 and March 31, 2006, we declared and recorded $40 million, $28 million and $15 million, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its debt to us.

Morris Publishing Finance Co. overview

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2006 filed with the Securities and Exchange Commission on Form 10-K.

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income.  (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 5 to our unaudited condensed consolidated financial statements as of and for the three and nine month periods ending September 30, 2007 regarding long-term debt).

Based on our $226 million of variable rate debt at September 30, 2007, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase interest expense by $2.3 million and net income by $1.4 million.

ITEM 4.  CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description

10.1
Asset Purchase Agreement dated October 23, 2007 regarding the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and related publications to GateHouse Media, Inc.

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: November 14, 2007	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its principal financial officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: November 14, 2007	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)