Form 10-Q
period 2008-03-31
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2008-05-14
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number: 333-112246
 Morris Publishing Group, LLC
Morris Publishing Finance Co.*
(Exact name of Registrants as specified in their charters)

Georgia	26-2569462
Georgia	20-0183044
(State of organization)	(I.R.S. Employer Identification Numbers)

725 Broad Street	30901
Augusta, Georgia	(Zip Code)
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

Yes  ☐                                     No  ☒

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer 	Accelerated Filer 

Non-Accelerated Filer ☒	Smaller Reporting Company 

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

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

▪	increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

▪	continued decreases in advertising revenues;

▪
general economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may deteriorate and have an adverse impact on our advertising or circulation revenues or on our business strategy;

▪	other risks and uncertainties.

-i-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets
	March 31,	December 31,
(Dollars in thousands)	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,045	$4,135
Accounts receivable, net of allowance for doubtful accounts accounts of $2,728 and $2,695 at March 31, 2008 and December 31, 2007, respectively	42,714	50,227
Note receivable	10,000	10,067
Inventories	3,144	3,092
Due from Morris Communications	-	4,384
Prepaid and other current assets	982	934
Total current assets	60,885	72,839
NET PROPERTY AND EQUIPMENT	121,068	123,809
OTHER ASSETS:
Restricted cash held in escrow	-	12,392
Goodwill	170,685	170,685
Intangible assets, net of accumulated amortization of $6,086 and $5,912 at March 31, 2008 and December 31, 2007, respectively	8,482	8,657
Deferred loan costs and other assets, net of accumulated amortization of loan costs
of $6,178 and $6,116 at March 31, 2008 and December 31, 2007, respectively	9,359	9,836
Total other assets	188,526	201,570
Total assets	$370,479	$398,218
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$6,103	$7,635
Current maturities of long-term debt	6,750	5,625
Accrued interest	3,464	9,218
Current portion of deferred taxes	804	688
Due to Morris Communications	1,332	-
Deferred revenues	15,184	13,600
Accrued employee costs	7,188	9,948
Current portion of post retirement benefits due to Morris Communications	984	984
Other accrued liabilities	2,051	1,397
Total current liabilities	43,860	49,095
LONG-TERM DEBT, less current portion	418,477	422,250
DEFERRED INCOME TAXES, less current portion	18,396	18,628
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	21,477	21,127
OTHER LONG-TERM LIABILITIES	3,804	3,592
Total liabilities	506,014	514,692
COMMITMENTS AND CONTINGENCIES (NOTE 7)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(138,067)	(143,712)
Accumulated other comprehensive income	1,179	1,179
Loan payable to Morris Communications, net	1,353	26,059
Total member's deficiency in assets	(135,535)	(116,474)
Total liabilities and member's deficiency in assets	$370,479	$398,218

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Three months ended March 31,
(Dollars in thousands)	2008	2007

NET OPERATING REVENUES:
Advertising	$65,317	$75,043
Circulation	14,713	14,208
Other	2,678	2,523
Total net operating revenues	82,708	91,774
OPERATING EXPENSES:
Labor and employee benefits	34,411	36,725
Newsprint, ink and supplements	9,143	11,123
Other operating costs (excluding depreciation and amortization)	28,020	28,569
Depreciation and amortization expense	3,524	4,739
Total operating expenses	75,098	81,156
OPERATING INCOME	7,610	10,618
OTHER (INCOME) EXPENSES:
Interest expense, including amortization of debt issuance costs	8,022	9,319
Gain on repurchases of debt	(8,411)	-
Interest income	(186)	(3)
Other, net	(31)	(41)
Total other (income) expense, net	(606)	9,275
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	8,216	1,343
PROVISION FOR INCOME TAXES	2,571	611
INCOME FROM CONTINUING OPERATIONS	5,645	732

DISCONTINUED OPERATIONS
Income from discontinued operations	-	102
Provision for income taxes	-	46
INCOME FROM DISCONTINUED OPERATIONS	-	56

NET INCOME	$5,645	$788

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows
	Three months ended March 31,
(Dollars in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$5,645	$788
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,524	5,322
Deferred income taxes	(116)	(1,052)
Amortization of debt issuance costs	679	398
Loss on sale of fixed assets, net	1	-
Gain on repurchases of debt	(8,411)	-
Changes in assets and liabilities:
Accounts receivable	7,580	8,253
Inventories	(52)	(339)
Prepaids and other current assets	(48)	(409)
Other assets	(253)	(163)
Accounts payable	(1,532)	(395)
Accrued employee costs	(2,760)	(4,332)
Accrued interest	(5,754)	(5,207)
Due Morris Communications	5,715	381
Deferred revenues and other liabilities	2,238	2,864
Postretirement obligations due to Morris Communications	350	303
Other long-term liabilities	212	228
Net cash provided by operating activities	7,018	6,640
INVESTING ACTIVITIES:
Capital expenditures	(640)	(3,314)
Restricted cash released from escrow	12,444	-
Net proceeds from sale of assets	31	-
Net cash provided by (used in) investing activities	11,835	(3,314)
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	(10,705)	-
Proceeds from revolving credit facility	46,000	16,000
Repayments on revolving credit facility	(29,000)	(10,000)
Repayment on term loan	(1,125)	-
Proceeds from other borrowings	593	-
Repayment on loan payable to Morris Communications	(24,706)	(10,480)
Net cash used in financing activities	(18,943)	(4,480)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(90)	(1,154)
CASH AND CASH EQUIVALENTS, beginning of period	4,135	6,964
CASH AND CASH EQUIVALENTS, end of period	$4,045	$5,810
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$13,097	$14,129
Income taxes paid to Morris Communications	2,686	1,710
See notes to unaudited condensed consolidated financial statements.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation– The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three month interim period in 2008 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accounting policies followed for the interim financial reporting period are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”.

2.	Transactions with Morris Communications

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with the Parent.

➢
Management Fee— This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

These management fees totaled $3,308 and $4,334 for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

➢
Technology and Shared Services Fee —This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

The technology and shared services fees paid to Morris Communications totaled $2,068 and $2,709 for the three months ended March 31, 2008 and 2007, respectively. The Company has recorded the management fee within other operating costs in the accompanying consolidated financial statements.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) plan- The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Expenses were allocated to the Company based on specific identification of employer matching contributions of $842 and $911 for the three months ended March 31, 2008 and 2007, respectively.

Retiree health care benefits- The Company participates in Morris Communications’ retiree health care plan, which provides certain health care benefits for eligible retired employees and their dependents. The plan requires the Company to be separately liable for its portion of the postretirement health benefit obligation. Accordingly, the Company and Morris Communications have completed a formal actuarial valuation of the postretirement obligation for the Company as of and for the year ended December 31, 2007.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded, were $350 and $237 for the three months ended March 31, 2008 and 2007, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount, were $22,461 and $22,111 as of March 31, 2008 and December 31, 2007, respectively.

Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at the December 31, 2007 measurement date, the Company’s post retirement liability decreased in the aggregate amount of $1,929 and member’s deficiency in assets decreased by $1,929, less the $750 income tax effect.

The following is an estimate of the Company’s net periodic benefit cost for all of 2008:

Service cost	$352
Interest cost	1,401
Unrecognized gain from earlier periods	-
Net periodic benefit cost	1,753
Less: estimated cash contributions	(353)
Estimated net benefit expense	$1,400

Health and Disability Plan- The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $2,405 and $2,894 for the three months ended March 31, 2008 and 2007, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,077 and $2,404 as of March 31, 2008 and December 31, 2007, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense- The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $619 and $772 for the three months ended March 31, 2008 and 2007, respectively.

Loan receivable from (payable to) Morris Communications - Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40 million at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20 million at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended March 31, 2008, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

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

The amount outstanding on the intercompany loan payable to Morris Communications was $1,353 as of March 31, 2008. The amount outstanding on the intercompany loan receivable due from Morris Communications was $4,446 as of December 31, 2007, offset by $30,505 loan payable to Morris Communications for income taxes payable on the GateHouse sale.

During the three month periods ended March 31, 2008 and 2007, the Company reported the $223 and $520, respectively, in accrued loan receivable interest as contra-equity. As of March 31, 2008, the total accumulated interest accrued on the loan receivable was $5,353.

The average interest rate for the three month periods ended March 31, 2008 and 2007 was 4.875% and 6.25%, respectively, on average loan receivable balances of $18,426 (excluding the income taxes payable on the GateHouse sale) and $32,493, respectively.

Restricted payments - The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

At March 31, 2008, the Company had approximately $81 million available for future restricted payments under the credit indenture.

Restricted cash released from escrow - The Company elected to have $12,350 of the net proceeds from the November 30, 2007 sale of the fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc. deposited into an escrow account in order to potentially fund other acquisitions by the Company or Parent through a tax-deferred Section 1031 exchange. Interest earned on the cash balance in the escrow account totaled $42 in 2007 and $52 during the three month period ended March 31, 2008.

At the end of the first quarter of 2008, the Company’s Parent acquired qualified replacement property using the $12,444 in the Company’s escrow account. At the same time, the Parent distributed $12,444 to the Company to pay down balances due on the Company’s revolving credit facility.

3.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the effect, if any, that the implementation of SFAS No. 157 for non-financial assets and non-financial liabilities will have on its financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 had no effect on its financial position, results of operations, and cash flows.

4.	Long-Term Debt

During the first quarter of 2008, the Company repurchased $19.1 million of its $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $10.9 million. In addition, the Company wrote off $0.3 million in unamortized loan fees related to these extinguished bonds. The gain on these redemptions was $8.4 million. At March 31, 2008, $280.9 million was outstanding on the senior subordinated notes.

During the quarter the Company paid $1.1 million in principal due on the Tranche A term loan and has another $4.5 million in principal payments due by the end of 2008.

In addition, the Company borrowed $593 against a bank swing line loan.

At March 31, 2008 and December 31, 2007, total debt was $425.2 million and $427.9 million, respectively, with $56.0 million and $39.0 million outstanding on the $175 million revolving credit facility, respectively.

At March 31, 2008, the interest rate on the $87.8 million Tranche A term loan outstanding was 4.0% and the weighted average interest rate on the revolver was 4.173%.

The average interest rate on the debt outstanding was approximately 6.0072% and 6.6932% at March 31, 2008 and December 31, 2007, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at March 31, 2008 and December 31, 2007.

At March 31, 2008, the Company could borrow and use for general corporate purposes approximately $41 million under the Company’s most restrictive covenants which were from the senior bank credit facility and the Company was in compliance with all covenants under its debt arrangements.

On July 3, 2007, the Company, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment were deferred and are being amortized over the life of the term loan.

Without either an improvement in the Morris Communications consolidated financial results in 2008 or a reduction of the Company’s indebtedness, the Company is at risk of failing to meet one or more of its financial covenants as of December 31, 2008, in which event Company would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.  The Company intends to carefully monitor the consolidated financial results and to take any necessary steps to avoid default, which steps may include (i) further amendments or refinancing of the 2005 Credit Agreement, which could increase the Company’s cost of capital, or (ii) the sale or transfer of a portion of the assets within the Morris Communications consolidated group to third parties or to affiliates with the sales proceeds being used to reduce the Company’s indebtedness.

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

During December 2007, the Company performed the required impairment tests of goodwill and the indefinite-lived intangible assets, which resulted in no impairments.

Amortization expense of other intangible assets for the three month period ended March 31, 2008 was $175.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended March 31, 2008 were as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2007	$170,685	$8,657
Amortization expense	-	(175)
Balance at March 31, 2008	$170,685	$8,482

The remaining expense for the last nine months of 2008 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

2008	$525
2009	681
2010	665
2011	536
2012	419

Other finite-lived and indefinite-lived intangible assets at March 31, 2008 and December 31, 2007 were as follows:

	Cost	Accumulated amortization	Net cost

March 21, 2008:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,240	$4,114
Non-compete agreements and other assets	51	39	12
Total finite-lived intangible assets	9,405	5,279	4,126

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$6,086	$8,482

December 31, 2007:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,066	$4,288
Non-compete agreements and other assets	51	38	13
Total finite-lived intangible assets	9,405	5,104	4,301

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$5,911	$8,657

6.	Discontinued Operations

On November 30, 2007, the Company completed the sale (“GateHouse sale”) of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of all newspapers, publications and businesses included in the GateHouse sale have been recorded as discontinued operations during the three month period ended March 31, 2007.

During the first quarter of 2007, income from discontinued operations, net of the provision for income taxes, was $0.1 million, with total operating revenues of $15.9 million and total operating costs of $15.8 million.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month periods ended March 31, 2008 and 2007 and with our consolidated financial statements as of December 31, 2007 and 2006 and for each of three years ended December 31, 2007, filed on Form 10-K.

Overview

Morris Publishing currently owns and operates 13 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers. In addition, our newspaper operations generate revenues from both print and online media formats.

Linage, the number of inserts, internet page views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

During the first quarter of 2008, advertising and circulation revenue represented 79.0% and 17.8%, respectively, of our total net operating revenue.  Our advertising revenue consisted of 51.9% in retail, 40.4% in classified and 7.7% in national. Online advertising revenue, included in all advertising categories above, represented 10.7% of our total first quarter 2008 advertising revenue.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

We continue to see overall declines in circulation at our newspapers which is consistent with the industry as a whole; however, a portion of our decline also comes from the discontinuation of unprofitable distribution routes in some of our markets. We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

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

Other than our adoption during the first quarter of 2008 of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, we believe there have been no significant changes during the quarter ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2007 filed with the Securities and Exchange Commission on Form 10-K.

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

Financial summary for the three months ended March 31, 2008 compared to March 31, 2007

Financial Summary. The following table summarizes our consolidated financial results for the three months ended March 31, 2008 and 2007:

	Three months ended March 31,
(Dollars in millions)	2008	2007	% change period over period

Total net operating revenues	$82.7	$91.8	(9.9%)
Total operating expenses	75.1	81.2	(7.5%)
Operating income	7.6	10.6	(28.3%)
Interest expense	8.0	9.3	(13.9%)
Gain on repurchases of debt	(8.4)	-	-
Other	(0.2)	-	-
Other (income) expense, net	(0.6)	9.3	(106.5%)
Income from continuing operations before taxes	8.2	1.3	512.4%
Provision for income taxes	2.6	0.6	320.8%
Income from continuing operations	5.6	0.7	672.3%

Income from discontinued operations, net of provision for income taxes	-	0.1	(100.0%)

Net income	$5.6	$0.8	617.4%

Operating income from continuing operations

During the first quarter, operating income was $7.6 million, down $3.0 million, or 28.3%, from the same quarter last year, reflecting a difficult print advertising environment, partially mitigated by operating cost savings. Total net operating revenues were $82.7 million, down $9.1 million, or 9.9%, and total operating costs were $75.1million, down $6.1 million, or 7.5%.

Advertising revenue was $65.3 million, a decrease of $9.8 million, or 13.0%, from first quarter of 2007. Retail, classified and national advertising revenue were down 8.3%, 19.0% and 8.7%, respectively.

The first quarter of 2008 included one more Sunday, benefiting this year’s quarter over quarter advertising revenue comparisons, as Sundays usually generate more print advertising revenue than the other six days of the week. This year’s second quarter year over year advertising revenue comparisons will be unfavorably impacted by Easter Sunday occurring during March compared to April last year. In addition, early Easters typically do not generate as much advertising revenue as when the holiday falls later in the year.

Our first quarter results continue to reflect the industry’s shift from run of press and insert advertising to online advertising. Compared to 2007, print advertising revenue was $40.5 million, down $9.8 million, or 19.6%, and insert advertising revenue was $12.4 million, down $0.9 million, or 6.5%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.6 million, unchanged from the first quarter last year.

Online advertising revenue, included in all advertising categories above, was $8.8 million, up $1.0 million, or 12.4%, from last year, with $0.7 million of the increase from the retail advertising category. Unique page views, a key measure of interest in our newspapers’ Web sites, continued to grow and were 27.1% higher than in 2007. Total page views were up 11.4%.

While our total advertising revenue results continued to be impacted by the weak advertising environment in Florida, the poor performances from our other six larger market newspapers, together, contributed significantly to our net decline. Our existing Florida newspapers and publications, which accounted for 35.8% our total advertising revenue, contributed 76.6% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville, our largest newspaper, was down $6.8 million, or 25.7%, primarily due to the downturn in the Florida real estate market. The Jacksonville Sun weeklies were down $0.3 million, or 25.7%.

Our St. Augustine newspaper was down $0.3 million, or 11.2%; all from the classified category.

Our other six metropolitan newspapers combined were down $2.8 million, or 7.9%.

In Savannah, our newspaper’s advertising revenue was down $0.8 million, or 12.6%, with significant weakness in the classified category.

Augusta’s advertising revenue was down $0.5 million, or 6.0%, with declines in all categories.

The Amarillo and Lubbock newspapers were each down $0.5 million, or 8.7% and 7.4%, respectively, with significant declines in the retail and national categories.

Our Athens and Topeka newspapers’ advertising revenue were each down $0.2 million, or 7.4% and 5.0%, respectively. Athens’ decline was all from the classified category.

Total combined advertising revenue from our other five daily newspapers was up $0.2 million, or 3.6%, from the prior year, primarily due to the net gain in the classified category.

Advertising revenue from all of our nondaily publications was down $0.1 million, or 1.2%.

During the first quarter of 2008, circulation revenue was $14.7 million, up $0.5 million, or 3.6%, from the same period last year, due to home delivery price increases and a change in the way Jacksonville sells home delivery subscriptions.

Other income was $2.7 million, up $0.2 million, or 6.2%, with the increase in Skirt! license fees offset somewhat by the decline in commercial printing revenue. Total income from all Skirt! license agreements, including royalty fees, was $0.6 million compared to $0.2 million in the prior year.

Total labor and employee benefit costs were $34.4 million, down $2.3 million, or 6.3%; newsprint, ink and supplements costs were $9.1 million, down $2.0 million, or 17.8%; and other operating costs were $28.0 million, down $0.5 million, or 1.9%. Depreciation and amortization expense was $3.5 million, down $1.3 million, or 25.6%, with a large portion of intangible assets becoming fully amortized during last year.

Our total 2008 operating costs were favorably impacted by the savings from the decrease in consumption of newsprint, the reduction in supplements cost, the reduction in employee health insurance costs and the decrease in FTE’s (or full time equivalents).

Discontinued operations

On November 30, 2007, we completed the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations during the three month period ended March 31, 2007.

During the first quarter of 2007, income from discontinued operations, net of the provision for income taxes, was $0.1 million, with total operating revenues of $15.9 million and total operating costs of $15.8 million.

Net income and other

Interest and loan amortization expense totaled $8.0 million, down $1.3 million from $9.3 million last year primarily due to the reduction in our outstanding debt. At the end of the first quarter, we had $425.2 million in outstanding debt compared to $530 million at the end the same period last year.

During March of 2008, we repurchased $19.1 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $10.9 million. In addition, we wrote off $0.3 million in unamortized loan fees related to the extinguishment of these bonds. Including the $8.4 million gain on these repurchases of debt, income from continuing operations before income taxes for the quarter was $8.2 million, up $6.9 million from $1.3 million in the prior year.

The provision for income taxes from continuing operations was $2.6 million, up $2.0 million from the same quarter last year primarily due to the gain on the redemption of debt.

Our effective tax rate was 31.3% for the first quarter of 2008 compared to 45.5% for the same period last year.

Income from continuing operations was $5.6 million, up $4.9 million from $0.7 million during the first quarter of 2007.

Net income during the first quarter of 2007 was $0.8 million.

Results of operations from continuing operations for the three months ended March 31, 2008 compared to March 31, 2007

Net operating revenue from continuing operations. The table below presents the total net operating revenue from continuing operations and related statistics for the three months ended March 31, 2008 compared to March 31, 2007:

	Three months ended March 31,		Percentage change
(Dollars in millions)	2008	2007	2008 vs. 2007
Net operating revenues
Advertising
Retail	$33.9	$37.0	(8.3%)
Classified	26.4	32.6	(19.0%)
National	5.0	5.5	(8.7%)
Total advertising revenues	65.3	75.1	(13.0%)
Circulation	14.7	14.2	3.6%
Other	2.7	2.5	6.2%
Total net operating revenues	$82.7	$91.8	(9.9%)

Retail advertising revenue:

Retail advertising revenue was $33.9 million, down $3.1 million, or 8.3%, from the prior year.

Insert retail revenue was $11.0 million, down $0.8 million, or 6.6%, while print retail advertising revenue was $16.8 million, down $3.0 million, or 15.4%, from the same quarter last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.4 million, unchanged from last year. Retail online revenue was $2.7 million, up $0.7 million, or 37.8%, from the first quarter last year.

Jacksonville’s retail advertising was down $2.0 million, or 19.8%, with the majority of the decline from retailers dependent on the housing industry. St. Augustine was unchanged from last year.

As for our other daily newspapers, Lubbock was down $0.4 million, or 11.0%, and Amarillo was down $0.3 million or 12.3%, with their revenue declines primarily from grocery stores and other major retail advertisers.

Topeka and Augusta were each down $0.2 million, or 6.9% and 4.4%, respectively. Augusta’s declines were primarily from banks, hospitals and larger major retailers.

Savannah’s and Athens’ retail advertising revenue was unchanged from last year.

Bluffton Today, our free distribution daily newspaper, was up $0.2 million, or 41.7%, with gains from its new weekly Hilton Head Today and Beaufort Today specialty publications.

Total combined retail advertising revenue from our Brainerd, Conway, and two Alaska newspapers was down $0.1 million, or 4.9%, with declines at each newspaper.

Retail advertising for the nondaily publications was unchanged from the same quarter last year.

Classified advertising revenue:

Total classified advertising revenue was $26.4 million, down $6.2 million, or 19.0%, from the first quarter of 2007.

Classified print advertising revenue was $20.3 million, down $6.2 million, or 23.4%, and online classified revenue was $5.7 million, up only $0.1 million, or 1.5%, from the same period last year. Classified insert and specialty advertising revenue were each down slightly from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $4.2 million, or 33.7%, and our St. Augustine newspaper was down $0.3 million, or 21.5%, with their declines attributed to the downturn in the local real estate market.

As for our other daily newspapers, our Savannah newspaper’s classified advertising revenue was down $0.7 million, or 21.8%.

Our Athens and Amarillo newspapers were each down $0.2 million, or 18.6% and 6.1%, respectively.

Total combined classified advertising revenue from our other eight newspapers was down $0.4 million, or 4.0%, from the first quarter of 2007, with the $0.1 million declines in Augusta, Bluffton, Lubbock, and Topeka. Conway was up $0.1 million, or 14.3%.

Classified advertising from our nondaily publications was down $0.1 million, or 5.0%, from last year.

National advertising revenue:

Total national advertising revenue was $5.0 million, down $0.5 million, or 8.7%, from the first quarter last year, with Jacksonville down $0.5 million, or 14.4%.

The $0.2 million declines in Augusta and Savannah were offset by the combined gain from Topeka, St. Augustine, Juneau and Kenai.

Circulation:

Volume-Daily circulation volume was down 6.4%, with significant declines in Amarillo, Jacksonville, Lubbock and Savannah and Sunday circulation volume was down 6.7%, with significant declines in Amarillo, Athens, Augusta, Lubbock and Savannah. These declines were the direct result of our cutting distribution in unprofitable areas.

In addition, we eliminated expensive third-party circulation programs that many advertisers believe have limited value, and we implemented price increases in many of our markets.

The increase in the cost of fuel may impact our sales and retention efforts, as many of our subscribers have less discretionary income.

Revenue and distribution cost-During the first quarter, Jacksonville began selling its newspapers directly to the subscriber and paying its carriers a delivery fee. Previously, Jacksonville, as all of our other newspapers currently do, sold its newspapers directly to the carriers and derived its revenue from the wholesale rate to the carrier. This change will favorably impact Jacksonville’s circulation revenue throughout the year while increasing our distribution costs.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for three months ended March 31, 2008 compared to March 31, 2007:
	Three months ended March 31,		Percentage change
(Dollars in millions)	2008	2007	2008 vs. 2007
Operating expenses
Labor and employee benefits	$34.4	$36.7	(6.3%)
Newsprint, ink and supplements	9.1	11.1	(17.8%)
Other operating costs	28.1	28.6	(1.9%)
Depreciation and amortization	3.5	4.8	(25.6%)
Total operating expenses	$75.1	$81.2	(7.5%)

Labor and employee benefits from continuing operations:

Our salaries and wages totaled $24.3 million, down $1.3 million, or 5.2%. Average FTE’s (or full time equivalents) were down 291, or 9.6%, and average pay rate was up 4.9%. Jacksonville’s average FTE’s were down 166, or 18.4%, contributing 57.2% of our average total net decrease.

Commissions and bonuses were $4.1 million, down $0.1 million, or 3.0%, from last year, due to the decrease in advertising sales.

Employee medical insurance cost was $2.4 million, down $0.5 million, or 16.9%, due to the decreases in plan participants and in claims experience.

Compared to the first quarter last year, post retirement benefit cost was $0.3 million, up $0.1 million, or 47.8%.

Newsprint, ink and supplements cost from continuing operations:

Compared to last year, total newsprint expense was $8.0 million, down $1.5 million, or 16.0%, due to a 13.8% decrease in newsprint consumption coupled with a 2.5% decrease in the average cost per ton of newsprint.

Supplements expense decreased $0.4 million, or 39.9%, to $0.6 million, and ink expense decreased $0.1 million, or 8.8%, to $0.5 million.

Other operating costs:

The combined technology and shared services fee from our parent and management fee charged to continuing operations by our parent under the management agreement totaled $5.4 million, down $0.6 million, or 9.9%, from $6.0 million in the first quarter last year. Excluding these fees, other operating costs were slightly up from the first quarter last year.

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

Cash was $4.0 million at March 31, 2008, down $0.1 million from $4.1 million at December 31, 2007.

Operating activities. Net cash provided by operations was $7.1 million for the first three months of 2008, up $0.5 million from $6.6 million for the same period in 2007.

Current assets were $60.9 million and current liabilities were $45.5 million as of March 31, 2008 as compared to current assets of $72.8 million and current liabilities of $49.1 million as of December 31, 2007. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

Investment activities. Net cash provided by investing activities was $11.8 million for the first three months of 2008 compared to $3.3 million used by investing activities for the same period in 2007.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, our Parent acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, our Parent distributed $12.4 million to us to pay down balances due on our revolving credit facility.

For the first three months in 2008, we spent $0.6 million on property, plant and equipment.

For the first three months in 2007, we spent $3.3 million on property, plant and equipment, of which, $2.1 million was spent on Savannah's new printing press.

For 2008, we expect our total capital expenditures to be between $10 million and $15 million.

Financing activities. Net cash used in financing activities was $18.9 million for the first three months of 2008 compared to $4.5 million for the same period in 2006.

Period end debt summary:

Total debt was $425.2 million at March 31, 2008, down from $427.9 million at December 31, 2007. We had $56 million outstanding on our $175 million revolving credit facility, up $17 million from $39 million at December 31, 2007

During the first quarter of 2008, we repurchased $19.1 million of our $300 million 7% senior subordinated notes for a total purchase price of $10.7 million. At March 31, 2008, $280.9 million was outstanding on the senior subordinated notes.

During the quarter we paid $1.1 million in principal due on the Tranche A term loan and have another $4.5 million in principal payments due by the end of 2008.

In addition, we borrowed $593 against a bank swing line loan.

At March 31, 2008, the interest rate on the $87.8 million Tranche A term loan outstanding was 4.0% and the weighted average interest rate on the revolver was 4.173%.

As of March 31, 2007, our total debt was $530 million, with $55 million outstanding on the revolving credit facility.

As of March 31, 2008, our annualized cost of debt outstanding was approximately 6.01%, down from 6.75% at the end of the same quarter last year.

We are in compliance with all covenants under our bond indenture and credit facilities. At March 31, 2008, we could borrow and use for general corporate purposes approximately $41 million under the most restrictive covenants of our debt arrangements.

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxes these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

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

Loan receivable from/ (payable to) to Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our unaudited condensed consolidated financial statements, allows us to make loans both to and from Morris Communications. The amount outstanding on the intercompany loan due to Morris Communications was $1.4 million as of March 31, 2008, down $24.7 million from $26.1 million as of December 31, 2007. At December 31, 2007, the balance due to our parent included the $30.5 million in income taxes payable on the gain on sale of the discontinued operations.

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

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. (See Note 2)

The amount outstanding on the intercompany loan payable to Morris Communications was $1.4 million as of March 31, 2008. The amount outstanding on the intercompany loan receivable due from Morris Communications was $4.4 million as of December 31, 2007, offset by $30.5 million loan payable to Morris Communications for income taxes payable on the GateHouse sale.

During the three month periods ended March 31, 2008 and 2007, we reported the $0.2 million and $0.5 million, respectively, in accrued loan receivable interest as contra-equity. As of March 31, 2008, the total accumulated interest accrued on the loan receivable was $5.4 million.

The average interest rate for the three month periods ended March 31, 2008 and 2007 was 4.875% and 6.25%, respectively, on average loan receivable balances of $18.4 million (excluding the income taxes payable to our Parent on the GateHouse sale) and $32.5 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At March 31, 2008, we had an additional $81 million available for future restricted payments under the notes indenture.

Morris Publishing Finance Co. overview

Morris Publishing Finance Co., a wholly-owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and generates no revenue.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2007 filed with the Securities and Exchange Commission on Form 10-K.

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 4 to our unaudited condensed consolidated financial statements as of and for the three months ending March 31, 2008 regarding long-term debt).

Based on our $144.3 million of variable rate debt at March 31, 2008, a 1.0% increase or decrease in interest rates on this variable-rate debt would increase or decrease annual interest expense by $1.4 million and net income by $0.9 million, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

MORRIS PUBLISHING GROUP, LLC

Date: May 14, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: May 14, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)