Form 10-K/A
period 2007-12-31
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2008-05-19
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

None

Indicate by check mark if either Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐                         No ☒

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☒                 No ☐

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

N/A

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ¨	Accelerated Filer ¨

Non-Accelerated Filer x	Smaller Reporting Company ¨

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                  No ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).
w
Yes ☒                 No ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2007 and currently.

* Morris Publishing Finance Co. meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

TABLE OF CONTENTS

		Page
Explanatory Note		2

Part IV
Item 15.	Exhibits and Financial Statement Schedules	3

SIGNATURES		4

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A for the purpose of amending our Annual Report on Form 10-K filed on March 31, 2008 ("Original Report"). We are including in this amendment the appropriate form of certifications of our principal executive and principal financial officers regarding internal controls over financial reporting (Exhibits 31.1 and 31.2 ).

The cover page of this Amendment No. 1 also includes the new I.R.S. Employer Identification Number of Morris Publishing Group, LLC, as assigned by the I.R.S. on May 8, 2008. The Original Report reflected the formerly used I.R.S. Employer Identification Number 58-1445060 (which is the I.R.S. Employer Identification Number of such registrant's ultimate parent.)

This Amendment No. 1 to our Annual Report on Form 10-K as originally filed on March 31, 2008 continues to speak as of the date of the Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC
Morris Publishing Finance Co.

By:        /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date:     May 19, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	5/19/08
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	5/19/08
/s/ William S. Morris III	Director (Chairman)	5/19/08
/s/ Mary S. Morris	Director	5/19/08
/s/ J.Tyler Morris	Director	5/19/08
/s/ Susie M. Baker	Director	5/19/08
/s/ Craig S. Mitchell	Director	5/19/08