Form 10-Q
period 2008-06-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2008-08-13
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

or

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐

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

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Morris Publishing Group, LLC is a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing Group, LLC, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our senior subordinated notes in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues. In this report, “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries. “Morris Communications” and “parent” refers to Morris Communications Company, LLC.

-ii-

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

▪	Increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

▪	Continued decreases in advertising revenues;

▪
General economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may further deteriorate, continuing to have an adverse impact on our advertising or circulation revenues or on our business strategy;

▪
Without either an improvement in the Morris Communications consolidated financial results in 2008, a reduction of  Morris Communications’ consolidated indebtedness or further relaxation of the financial covenants, we are at risk of failing to meet one or more of our financial covenants as of September 30, 2008, in which event Morris Communications and its subsidiaries (including us) would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement;

If this was to occur, it could lead to an event of default under the indenture governing the notes. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay amounts due on the notes. As a result, the bondholders may receive less than the full amount they would be otherwise entitled to receive on the notes;

Specifically, there is an event of default under the bond indenture if we fail to pay other indebtedness (such as the Senior Credit Facility) exceeding $5 million upon final maturity or within 20 days of an acceleration;

▪	Other risks and uncertainties.

-iii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2008	December 31, 2007

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,890	$4,135
Accounts receivable, net of allowance for doubtful accounts of $2,035 and $2,695 at June 30, 2008 and December 31, 2007, respectively	40,181	50,227
Note receivable	10,067	10,067
Inventories	3,279	3,092
Due from Morris Communications	-	4,384
Prepaid and other current assets	874	934
Total current assets	59,291	72,839
NET PROPERTY AND EQUIPMENT	118,022	123,809
OTHER ASSETS:
Restricted cash held in escrow	-	12,392
Goodwill	170,685	170,685
Intangible assets, net of accumulated amortization of $6,262 and $5,912 at June 30, 2008 and December 31, 2007, respectively	8,306	8,657
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $6,469 and $6,116 at June 30, 2008 and December 31, 2007, respectively	8,969	9,836
Total other assets	187,960	201,570
Total assets	$365,273	$398,218
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,629	$7,635
Current maturities of long-term debt	7,875	5,625
Accrued interest	8,285	9,218
Current portion of deferred taxes	688	688
Due to Morris Communications	2,782	-
Deferred revenues	13,975	13,600
Accrued employee costs	8,579	9,948
Current portion of post retirement benefits due to Morris Communications	984	984
Other accrued liabilities	1,881	1,397
Total current liabilities	50,678	49,095
LONG-TERM DEBT, less current portion	409,228	422,250
DEFERRED INCOME TAXES, less current portion	18,169	18,628
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	21,826	21,127
OTHER LONG-TERM LIABILITIES	3,715	3,592
Total liabilities	503,616	514,692
COMMITMENTS AND CONTINGENCIES (NOTE 7)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(132,494)	(143,712)
Accumulated other comprehensive income	1,179	1,179
Loan (receivable from) payable to Morris Communications, net	(7,028)	26,059
Total member's deficiency in assets	(138,343)	(116,474)
Total liabilities and member's deficiency in assets	$365,273	$398,218

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income

	Thee months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2008	2007	2008	2007

NET OPERATING REVENUES:
Advertising	$65,192	$78,734	$130,509	$153,777
Circulation	14,751	14,339	29,464	28,547
Other	2,228	2,516	4,906	5,039
Total net operating revenues	82,171	95,589	164,879	187,363
OPERATING EXPENSES:
Labor and employee benefits	33,586	36,930	67,997	73,655
Newsprint, ink and supplements	9,657	9,959	18,800	21,082
Other operating costs (excluding depreciation and amortization)	26,836	28,196	54,856	56,765
Depreciation and amortization expense	3,501	4,366	7,025	9,105
Total operating expenses	73,580	79,451	148,678	160,607
OPERATING INCOME	8,591	16,138	16,201	26,756
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	6,856	9,437	14,878	18,756
Gain on repurchases of debt	(860)	-	(9,271)	-
Interest income	(284)	(1)	(470)	(4)
Other, net	(41)	(44)	(72)	(85)
Total other expense, net	5,671	9,392	5,065	18,667
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX PROVISION	2,920	6,746	11,136	8,089
PROVISION FOR INCOME TAXES	933	2,715	3,504	3,326
INCOME FROM CONTINUING OPERATIONS	1,987	4,031	7,632	4,763

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,534	-	1,636
Provision for income taxes	-	618	-	664
INCOME FROM DISCONTINUED OPERATIONS	-	916	-	972

NET INCOME	$1,987	$4,947	$7,632	$5,735

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

	Six months ended June 30,
(Dollars in thousands)	2008	2007

OPERATING ACTIVITIES:
Net income	$7,632	$5,735
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	7,025	10,282
Deferred income taxes	(459)	(1,460)
Amortization of debt issuance costs	1,048	797
(Gain) loss on sale of fixed assets, net	(103)	17
Capital contributions by parent for services rendered	3,585	-
Pre-tax gain on repurchases of debt	(9,271)	-
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	10,046	9,011
Inventories	(187)	(1,700)
Prepaids and other current assets	61	(595)
Other assets	(181)	(158)
Accounts payable	(2,006)	(1,555)
Accrued employee costs	(1,369)	(1,176)
Accrued interest	(933)	10
Due to Morris Communications	7,166	413
Deferred revenues and other liabilities	859	3,050
Postretirement obligations due to Morris Communications	699	606
Other long-term liabilities	124	187
Net cash provided by operating activities	23,736	23,464
INVESTING ACTIVITIES:
Capital expenditures	(1,480)	(6,712)
Restricted cash released from escrow	12,392	-
Net proceeds from sale of assets	696	130
Acquisitions of businesses, net of cash acquired	-	(75)
Net cash provided by (used in) investing activities	11,608	(6,657)
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	(12,251)	-
Proceeds from revolving credit facility	55,000	26,000
Repayments on revolving credit facility	(42,000)	(28,000)
Repayments on term loan	(2,250)	-
Repayment on loan payable to Morris Communications	(33,088)	(14,007)
Net cash used in financing activities	(34,589)	(16,007)
NET INCREASE IN CASH AND CASH EQUIVALENTS	755	800
CASH AND CASH EQUIVALENTS, beginning of period	4,135	6,964
CASH AND CASH EQUIVALENTS, end of period	$4,890	$7,764
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$14,763	$17,949
Income taxes paid to Morris Communications	$34,468 *	$5,505
Dividends applied against loan receivable from Morris Communications	$-	$40,000
Promissory note receivable from GateHouse Media, Inc.	$10,000	$10,000
See notes to consolidated financial statements.

* Includes $30,505 in income taxes payable to Morris Communications at December 31, 2007 on the gain on sale of discontinued operations.

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

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with its parent, Morris Communications. The Company has recorded these fees within other operating costs in the accompanying consolidated financial statements.

➢
Management Fee—This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

➢
Technology and Shared Services Fee —This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

On May 16, 2008, the Company entered into a Second Amendment to Management and Services Agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to its Parent for the period from May 1, 2008 through December 31, 2008.  While the intent of this amendment was to retain cash and to reduce the Company’s operating expenditures, the elimination of these fees increases the need for the Company to pay dividends in the future to its Parent.

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through June 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by its Parent. The total cost of the services contributed by its Parent was $3,585 for the two months ended June 30, 2008.

The management fees expensed totaled $3,287 and $3,824 for the three months ended June 30, 2008 and 2007, respectively, and $6,595 and $7,495 for the six months ended June 30, 2008 and 2007, respectively. The management fees from discontinued operations totaled $673 and $1,336 for the three and six month periods ended June 30, 2007.

The technology and shared services fees expensed totaled $2,054 and $2,390 for the three months ended June 30, 2008 and 2007, respectively, and $4,122 and $4,684 for the six months ended June 30, 2008 and 2007, respectively. The technology and shared services fees from discontinued operations totaled $420 and $835 for the three and six month periods ended June 30, 2007.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) plan- The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Effective July 13, 2008, the Company has suspended the employer matching contributions for the remainder of 2008.

Expenses were allocated to the Company based on specific identification of employer matching contributions of $793 and $881 for the three months ended June 30, 2008 and 2007, respectively, and $1,635 and $1,792 for the six months ended June 30, 2008 and 2007, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related employee contributions recorded, were $350 and $303 for the three months ended June 30, 2008 and 2007, respectively, and $699 and $606 for the six months ended June 30, 2008 and 2007, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amounts allocated to the Company, based on total headcount were $24,738 and $24,039 as of June 30, 2008 and December 31, 2007, respectively.

Upon adoption of  SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at the December 31, 2007 measurement date, the Company’s post retirement liability decreased in the aggregate amount of $1,929 and member’s deficiency in assets decreased by $1,929, less the $750 income tax effect.

The following is an estimate of the Company’s net periodic benefit cost for all of 2008:

Service cost	$352
Interest cost	1,401
Unrecognized gain from earlier periods	-
Net periodic benefit cost	1,753
Less: estimated employee cash contributions	(353)
Estimated net benefit expense	$1,400

Health and Disability Plan- The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $2,866 and $3,310 for the three months ended June 30, 2008 and 2007, respectively, and $5,270 and $6,241 for the six months ended June 30, 2008 and 2007, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,070 and $2,404 as of June 30, 2008 and December 31, 2007, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense- The Company has participated in Morris Communications’ workers’ compensation self-insurance plan. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $393 and $603 for the three months ended June 30, 2008 and 2007, respectively, and $1,012 and $1,375 for the six months ended June 30, 2008 and 2007, respectively.

Receivable from Morris Communications - Under the Company’s indenture related to the senior subordinated notes, the Company is permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended June 30, 2008, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.25%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

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

The amount outstanding on the intercompany loan due from Morris Communications was $7,028, net of the $5,472 in accumulated interest accrued on the receivable as of June 30, 2008. The amount outstanding on the intercompany loan due from Morris Communications was $4,446 as of December 31, 2007, offset by $30,505 due to Morris Communications for income taxes payable on the pre-tax gain on the sale of discontinued operations.

During the three month periods ended June 30, 2008 and 2007, the Company reported the $119 and $716, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended June 30, 2008 and 2007 was 3.92% and 6.29%, respectively, on average loan receivable balances of $12,058 and $44,979, respectively.

During the six month periods ended June 30, 2008 and 2007, the Company reported the $341 and $1,259, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the six month periods ended June 30, 2008 and 2007 was 4.40% and 6.27%, respectively, on average loan receivable balances of $15,242 and $38,853, respectively.

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

At June 30, 2008, the Company had approximately $87,977 available for future restricted payments under the credit indenture.

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

At the end of the first quarter of 2008, the Company’s Parent acquired qualified replacement property using the $12,444 in the Company’s escrow account. At the same time, the Parent returned the escrow funds by using its cash to pay down balances due on the Company’s revolving credit facility.

3.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The 2008 adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the effect, if any, that the implementation of SFAS No. 157 in 2009 for non-financial assets and non-financial liabilities will have on its financial position, results of operations, and cash flows.

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

In May of 2008, the FASB issued SFAS No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial position, results of operations, and cash flows.

4.	Long-Term Debt

During the second quarter of 2008, the Company repurchased $2,406 of its $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $1,596. The pre-tax gain on these redemptions was $860. At June 30, 2008, $278,478 was outstanding on the senior subordinated notes.

During the quarter the Company paid $1,125 in principal due on the Tranche A term loan and has another $3,375 in principal payments due by the end of 2008. In addition, the Company repaid the $593 bank swing line loan outstanding at the end of the first quarter of 2008.

At June 30, 2008 and December 31, 2007, total debt was $417,103 and $427,875, respectively, with $52,000 and $39,000 outstanding on the $175 million revolving credit facility, respectively.

At June 30, 2008, the interest rate on the $86,625 Tranche A term loan outstanding was 4.063% and the weighted average interest rate on the revolver was 3.75%.

The average interest rate on the debt outstanding was approximately 5.9848% and 6.6932% at June 30, 2008 and December 31, 2007, respectively. The commitment fee on the unborrowed funds available under the revolver was 0.375% at June 30, 2008 and December 31, 2007.

The following table summarizes the scheduled principal payments on the debt outstanding as of June 30, 2008:

	Balance	Payments due by period
(Dollars in thousands)	June 30, 2008	Last six months in 2008	2009	2010	2011	2012	2013

Credit Agreement
Tranche A	$86,625	$3,375	$10,125	$14,625	$24,750	$33,750	$-
Revolving debt	52,000	-	-	-	-	52,000	-
	138,625	3,375	10,125	14,625	24,750	85,750	-

Senior Subordinated Indenture	278,478	-	-	-	-	-	278,478

Total	$417,103	$3,375	$10,125	$14,625	$24,750	$85,750	$278,478

At June 30, 2008, the Company could borrow and use for general corporate purposes approximately $13,778 under the Company’s most restrictive covenants which were from the senior bank credit facility and the Company was in compliance with all financial covenants under its debt arrangements.

On July 3, 2007, the Company, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company). The amendment relaxed these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

Even with these relaxed covenants, without either an improvement in the Morris Communications consolidated financial results in 2008, a reduction of Morris Communications’ indebtedness or further relaxation of the financial covenants, the Company is at risk of failing to meet one or more of its financial covenants as of September 30, 2008, in which event Morris Communications and its subsidiaries (including the Company) would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the indenture governing the notes. In such an event, the Company cannot assure the bondholders that it would have sufficient assets to pay amounts due on the notes. As a result, the bondholders may receive less than the full amount they would be otherwise entitled to receive on the notes.

Specifically, there is an event of default under the bond indenture if the Company fails to pay other indebtedness (such as the Senior Credit Facility) exceeding $5,000 upon final maturity or within 20 days of an acceleration.

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

At December 31, 2007, the Company performed the annual impairment tests of goodwill and the indefinite-lived intangible assets. At June 30, 2008, the Company performed an impairment test because the current facts and circumstances indicated a possible impairment of the intangible assets as a result of a continual decline in the Company’s performance.  Both tests resulted in no impairments.

Amortization expense of other intangible assets totaled $176 and $1,040 for the three months ended June 30, 2008 and 2007, respectively, and $351 and $2,452 for the six months ended June 30, 2008 and 2007, respectively, with a large portion of intangible assets becoming fully amortized during last year.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended June 30, 2008 were as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2007	170,685	8,657
Amortization expense	-	(351)
Balance at June 30, 2008	$170,685	$8,306

The remaining expense for the last six months of 2008 and for the four succeeding years for the existing finite-lived intangible assets is as follows:

2008	$349
2009	681
2010	665
2011	536
2012	419

Other finite-lived and indefinite-lived intangible assets at June 30, 2008 and December 31, 2007 were as follows:

	Cost	Accumulated amortization	Net cost

June 30, 2008:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,411	$3,943
Non-compete agreements and other assets	51	44	7
Total finite-lived intangible assets	9,405	5,455	3,950

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$6,262	$8,306

December 31, 2007:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,066	$4,288
Non-compete agreements and other assets	51	38	13
Total finite-lived intangible assets	9,405	5,104	4,301

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$5,911	$8,657

6.	Discontinued Operations

On November 30, 2007, the Company completed the sale (“GateHouse sale”) of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115,000 plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. The preliminary working capital adjustment paid by GateHouse to the Company at the closing of the transaction totaled $2,500, with the remaining working capital adjustment currently recorded within other consolidated assets on the Company’s consolidated balance sheet.

At June 30, 2008, the balance on the on the note receivable was $10,067, including $67 in accrued interest.

During the three and six month periods ended June 30, 2008, the Company received interest payments on these notes totaling $200 and $400, respectively.

In accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of all newspapers, publications and businesses included in to the GateHouse sale have been recorded as discontinued operations during the three month and six month periods ended June 30, 2007.

During the second quarter of 2007, income from discontinued operations, net of the $617 provision for income taxes, was $917, with total operating revenues of $17,349 and total operating costs of $15,815.

During the first six months of 2007, income from discontinued operations, net of the $665 provision for income taxes, was $972, with total operating revenues of $33,271 and total operating costs of $31,634.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three month and six month periods ended June 30, 2008 and 2007 and with our consolidated financial statements as of December 31, 2007 and 2006 and for each of three years in the period ended December 31, 2007, filed on Form 10-K.

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

During the first six months of 2008, advertising and circulation revenue represented 79.2% and 17.9%, respectively, of our total net operating revenue.  Our advertising revenue consisted of 52.8% in retail, 40.0% in classified and 7.2% in national. Online advertising revenue, included in all advertising categories above, represented 13.5% of our total advertising revenue during the first six months of 2008.

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

Other than our adoption during the first quarter of 2008 of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, we believe there have been no significant changes during the first six months of 2008 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2007 filed with the Securities and Exchange Commission on Form 10-K.

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

Financial summary for the three months ended June 30, 2008 compared to June 30, 2007

Financial Summary. The following table summarizes our consolidated financial results for the three months ended June 30, 2008 and 2007:

	Three months ended June 30,
(Dollars in millions)	2008	2007	% change period over period
Total net operating revenues	$82.2	$95.6	(14.0%)
Total operating expenses	73.6	79.5	(7.4%)
Operating income from continuing operations	8.6	16.1	(46.8%)
Interest expense	6.9	9.4	(27.3%)
Pre-tax gain on repurchases of debt	(0.9)	-	-
Other	(0.3)	-	-
Other expenses, net	5.7	9.4	(39.6%)
Income from continuing operations before taxes	2.9	6.7	(56.7%)
Provision for income taxes	0.9	2.7	(65.6%)
Income from continuing operations	2.0	4.0	(50.7%)

Income from discontinued operations, net of provision for income taxes	-	0.9	(100.0%)

Net income	$2.0	$4.9	(59.8%)

Operating income from continuing operations

During the second quarter, operating income was $8.6 million, down $7.5 million, or 46.8%, from the second quarter of last year.

Total net operating revenues were $82.2 million, down $13.4 million, or 14.0%.

Our advertising revenue results continued to be affected by the weak economic conditions in all of our markets and the secular trends impacting our industry. We expect the current economic slowdown to continue to affect us for some time.

Our total advertising revenue was $65.2 million, a decrease of $13.5 million, or 17.2%, from last year. Retail, national and classified advertising revenue were down 12.4%, 4.4% and 24.6%, respectively, with these year over year comparisons being unfavorably impacted by Easter Sunday occurring during March compared to April last year.

Advertising and circulation revenue represented 79.3% and 18.0%, respectively, of our total net operating revenue.  Our advertising revenue consisted of 53.8% in retail, 39.6% in classified and 6.7% in national. Online advertising revenue, included in all advertising categories above, was 13.4% of our total advertising revenue, up from 10.9% last year.

Print advertising continued to be soft during the quarter, particularly in the classified categories. Compared to 2007, run of press advertising revenue was $40.4 million, down $11.4 million, or 22.0%, and insert advertising revenue was $13.2 million, down $2.1 million, or 13.7%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.9 million, down $0.2 million, or 7.8%, from the second quarter last year.

Online advertising revenue, included in all advertising categories above, was $8.7 million, up $0.2 million, or 2.2%, from last year, having been impacted by cyclical trends particularly in the employment category. Excluding the employment and other online categories, online advertising revenue was up $1.0 million, or 26.7%.

Unique page views, a key measure of interest in our newspapers’ Web sites, continued to grow and were 26.9% higher than in 2007. Total page views were up 13.4%.

Our existing Florida newspapers and publications, which account for 35.3% of our total advertising revenues, contributed 55.1% of our entire net decline in advertising revenue. The real estate collapse not only impacted this category but has significantly impacted the retail and employment categories.

Jacksonville, our largest newspaper, was down $6.4 million, or 25.0%, with classified accounting for 72.5%, retail 23.3% and national 4.2% of the decrease. St. Augustine was down $0.5 million, or 18.4%, with continued weakness in the employment and real estate classified categories. While we are targeting a variety of revenue streams in these markets to offset the declines, we expect the softness in these markets to continue for the remainder of the year and into next year.

Augusta’s advertising revenue was down $2.0 million, or 21.5%, with the current economic climate contributing to the softness in April’s Masters Golf tournament business.

In Savannah, our newspaper’s advertising revenue was down $1.2 million, or 17.2%, resulting from a weakening real estate market.

Lubbock was down $0.9 million, or 12.5%, Amarillo was down $0.7 million, or 10.8%, Topeka was down $0.5 million, or 10.2%, and Athens was down $0.5 million, or 14.5%.

Total combined advertising revenue from our other five daily newspapers was down $0.5 million, or 8.5%.

Advertising revenue from all of our nondaily publications was unchanged from last year.

During the second quarter of 2008, circulation revenue was $14.8 million, up $0.4 million, or 2.9%, from the second quarter of last year, partially due to home delivery price increases in many of our markets, but primarily due to the change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. During the first quarter of 2008 we began selling these copies directly to the subscribers and paying our carriers a delivery fee, in effect, favorably impacting our circulation revenue while increasing our other operating costs.  Adjusting the $1.0 million in incremental carrier delivery costs at these two newspapers from our circulation revenue; our total circulation revenue was down $0.5 million, or 3.8%. The impact of this change will become greater as we continue the implementation of this change at these papers.

Other income was $2.2 million, down $0.4 million, or 11.5%.

Our total operating costs were $73.6 million, down $5.9 million, or 7.4%, being favorably impacted by the savings from many of the initiatives we began last year to adjust our cost structure.

As stated above, the change in the way we pay our newspaper carriers in our Florida markets distorts the full impact of our cost saving efforts. Adjusting for this change, our total operating costs were down $6.9 million, or 10.2%.

More specifically, our operating costs were favorably impacted by reduced supplements cost and head count reductions and unfavorably impacted by increased fuel costs. The savings from decreased consumption of newsprint was directly offset by the increase in average cost per ton of newsprint.

Total labor and employee benefit costs were $33.6 million, down $3.3 million, or 9.1%; newsprint, ink and supplements costs were $9.7 million, down $0.3 million, or 3.0%; and other operating costs were $26.8 million, down $1.4 million, or 4.9%. Depreciation and amortization expense was $3.5 million, down $0.9 million, or 19.8%, with a large portion of intangible assets becoming fully amortized during last year.

Discontinued operations

On November 30, 2007, we completed the sale of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. The preliminary working capital adjustment paid by GateHouse to us at the closing of the transaction totaled $2.5 million, with the remaining working capital adjustment currently recorded within other consolidated assets on our consolidated balance sheet.

At June 30, 2008, the balance on the on the note receivable was $10.0 million, plus $67 thousand in accrued interest.

In accordance with Statement of Financial Accounting Standards  (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations during the three and six month periods ended June 30, 2007.

During the second quarter of 2007, income from discontinued operations, net of the provision for income taxes, was $0.9 million, with total operating revenues of $17.3 million and total operating costs of $15.8 million.

Net income and other

Interest and loan amortization expense totaled $6.9 million, down $2.6 million from $9.5 million last year primarily due to the reduction in our outstanding debt.

During the second quarter of 2008, we repurchased $2.4 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $1.5 million. The pre-tax gain on these transactions was $0.9 million.

Income from continuing operations before income taxes was $2.9 million, down $3.8 million from $6.7 million last year.

The provision for income taxes from continuing operations was $0.9 million, down $1.8 million from the second quarter of last year, due to the reduction in income. Our effective tax rate was 32.0% for the second quarter of 2008 down from 40.2% for the same period last year.

Income from continuing operations was $2.0 million compared to $4.0 million in income from continuing operations for the second quarter last year.

Net income during the second quarter of 2007 was $4.9 million.

Results of operations from continuing operations for the three months ended June 30, 2008 compared to June 30, 2007

Net operating revenue from continuing operations. The table below presents the total net operating revenue from continuing operations and related statistics for the three months ended June 30, 2008 compared to June 30, 2007:

(Dollars in millions)	Three months ended June 30,		Percentage change
	2008	2007	2008 vs. 2007
Net operating revenues
Advertising
Retail	$35.1	$40.0	(12.4%)
Classified	25.8	34.2	(24.6%)
National	4.3	4.5	(4.4%)
Total advertising revenues	65.2	78.7	(17.2%)
Circulation	14.8	14.3	2.9%
Other	2.2	2.6	(111.4%)
Total net operating revenues	$82.2	$95.6	(14.0%)

Retail advertising revenue:

Retail advertising revenue was $35.1 million, down $4.9 million, or 12.4%, from the prior year, with significant declines from department, telecommunications, electronics, office supply, and furniture stores in many of our markets.

Insert retail revenue was $11.8 million, down $1.8 million, or 13.4%, while print retail advertising revenue was $17.8 million, down $3.3 million, or 15.8%, from second quarter of last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.7 million, down $0.2 million, or 5.7%, from last year. Retail online revenue was $2.7 million, up $0.4 million, or 16.4%, from second quarter of last year.

Jacksonville’s retail advertising was down $1.5 million, or 14.4%, and St. Augustine was down $0.1 million, or 1.4%.

Augusta was down $1.2 million, or 22.0%

As for our other larger daily newspapers, Lubbock was down $0.5 million, or 14.0%, Savannah was down $0.3 million, or 9.5%, Amarillo was down $0.3 million, or 11.3%, and Topeka was down $0.3 million, or 11.9%.

Juneau and Brainerd were both down $0.2 million, or 26.0% and 14.8%, respectively.

Athens’ retail advertising revenue was down slightly from last year.

Classified advertising revenue:

Total classified advertising revenue was $25.8 million, down $8.4 million, or 24.6%, from the second quarter of 2007.

Classified print advertising revenue was $19.9 million, down $7.7 million, or 28.0%, and online classified revenue was $5.6 million, down $0.5 million, or 7.5%, from the second quarter of last year. Classified insert and specialty advertising revenue were each down slightly from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $4.6 million, or 37.4%, and our St. Augustine newspaper was down $0.5 million, or 32.1%.

As for our other larger daily newspapers, Savannah was down $0.8 million, or 25.3%, and Augusta was down $0.7 million, or 19.2%.

Our Athens, Lubbock and Amarillo newspapers were each down $0.4 million, or 28.7%, 12.8% and 11.8%, respectively.

National advertising revenue:

Total national advertising revenue was $4.3 million, down $0.2 million, or 4.4%, from second quarter last year.

Circulation:

Daily and Sunday circulation volume was down 8.2% and 9.1%, respectively, with Jacksonville contributing 40% of each decline. Amarillo, Augusta, Savannah and Lubbock, together, accounted for approximately 43% of the daily and Sunday declines.

We have eliminated expensive third-party circulation programs that were perceived by our advertisers to have limited value, and we have cut circulation in areas that were no longer profitable due to increasing delivery costs. Additionally, our pricing actions have contributed to our declines.

We are seeing an increase in non-renewal stops in every one of our newspaper markets likely due to the inflationary pressure of the high cost of fuel and other commodities being felt by consumers.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for three months ended June 30, 2008 compared to June 30, 2007:

(Dollars in millions)	Three months ended June 30,		Percentage change
	2008	2007	2008 vs. 2007
Operating expenses

Labor and employee benefits	$33.6	$36.9	(9.1%)
Newsprint, ink and supplements	9.7	10.0	(3.0%)
Other operating costs	26.8	28.2	(4.8%)
Depreciation and amortization	3.5	4.4	(19.8%)
Total operating expenses	$73.6	$79.5	(7.4%)

Labor and employee benefits from continuing operations:

Our salaries and wages totaled $23.8 million, down $2.0 million, or 7.6%. Average FTE’s (or full time equivalents) were down 266.9, or 9.0%, and average pay rate was up 1.6%.

Jacksonville’s average FTE’s were down 117.5, or 14.0%, contributing 44.0% of our average total net decrease.

Commissions and bonuses were $3.4 million, down $1.2 million, or 26.5%, from last year, due to the decrease in advertising sales.

Employee medical insurance cost was $2.9 million, down $0.4 million, or 13.4%, due to the decrease in plan participants.

Compared to the second quarter last year, post retirement benefit cost was $0.3 million, up 15.3%.

Employer matching contributions to the 401(k) plan totaled $0.8 million, down $0.1 million from $0.9 million during the three months ended June 30, 2007. Until July 13, 2008, contributions by employees to the plan were matched up to 5% of pay by us. Effective July 13, 2008, we suspended the employer matching contributions for the remainder of 2008.

Newsprint, ink and supplements cost from continuing operations:

Compared to last year, total newsprint expense was $8.4 million, up slightly, or 0.6%, with a 21.0% decrease in newsprint consumption more than offset by a 27.2% increase in the average cost per ton of newsprint. During the second half of 2008, we expect additional newsprint cost increases and continued decreases in consumption.

Supplements expense decreased 22.4% to $0.7 million, and ink expense decreased 4.4% to $0.6 million.

Other operating costs:

The combined technology and shared services fee from our parent and management fee charged to continuing operations by our parent under the management agreement totaled $5.3 million, down $0.9 million, or 13.8%, from $6.2 million in the second quarter of last year. Excluding these fees, other operating costs were down $0.3 million, or 1.3%.

The $5.3 million management fee included $3.6 million of non-cash charges resulting from the suspension of the management fee from May 1, 2008 through December 31, 2008. We treated these as expenses incurred on our behalf by our parent, and as a capital contribution.

Financial summary for the six months ended June 30, 2008 compared to June 30, 2007

Financial Summary. The following table summarizes our consolidated financial results for the six months ended June 30, 2008 and 2007:

	Six months ended June 30,
(Dollars in millions)	2008	2007	% change period over period
Total net operating revenues	$164.9	$187.4	(12.0%)
Total operating expenses	148.7	160.6	(7.4%)
Operating income from continuing operations	16.2	26.8	(39.4%)
Interest expense	14.9	18.8	(20.7%)
Pre-tax gain on repurchases of debt	(9.3)	-	-
Other	(0.5)	-	-
Other expenses, net	5.1	18.8	(72.9%)
Income from continuing operations before taxes	11.1	8.0	37.7%
Provision for income taxes	3.5	3.3	5.4%
Income from continuing operations	7.6	4.7	60.2%

Income from discontinued operations, net of provision for income taxes	-	1.0	(100.0%)

Net income	$7.6	$5.7	33.1%

Operating income from continuing operations

During the first six months of 2008, operating income was $16.2 million, down $10.6 million, or 39.4%, from the same period last year.

Total net operating revenues were $164.9 million, down $22.5 million, or 12.0%.

Advertising revenue was $130.5 million, a decrease of $23.3 million, or 15.1%, from last year. Retail, national and classified advertising revenue were down 10.4%, 6.8% and 21.8%, respectively. We expect the deepening economic slowdown and secular changes to continue to affect us for some time.

Compared to 2007, run of press advertising revenue was $80.9 million, down $21.2 million, or 20.8%, and insert advertising revenue was $25.6 million, down $2.9 million, or 10.3%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.5 million, down $0.2 million, or 3.6%, from the first six months of last year.

Online advertising revenue was $17.6 million, up $1.2 million, or 7.1%, from last year, with significant gains in the retail category. Unique page views, a key measure of interest in our newspapers’ Web sites, continued to grow and were 26.1% higher than in 2007. Total page views were up 12.5%.

Our existing Florida newspapers and publications, which accounted for 35.6% of our total advertising revenue, contributed 64.1% of our entire net decline in advertising revenue in the first half of the year.

Advertising revenue in Jacksonville, our largest newspaper, was down $13.2 million, or 25.4%, and St. Augustine was down $0.8 million, or 15.0%, with both newspapers reporting declines in all categories.

Augusta’s advertising revenue was down $2.6 million, or 14.2%, with declines in all categories and Savannah’s advertising revenue was down $2.0 million, or 15.0%, with a majority of each newspaper’s decline occurring during the second quarter.

Lubbock was down $1.3 million, or 10.0%, Amarillo was down $1.2 million, or 9.8%, Topeka was down $0.8 million, or 7.7%, and Athens was down $0.7 million, or 11.0%.

Total combined advertising revenue from our other five daily newspapers was down $0.3 million, or 3.1%.

Advertising revenue from all of our nondaily publications was up $0.2 million, or 2.1%.

During the first six months of 2008, circulation revenue was $29.5 million, up $1.0 million, or 3.2%, from the first six months of last year due to home delivery price increases and a change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. During the first quarter of 2008 we began selling these copies directly to the subscribers and paying our carriers a delivery fee, in effect, favorably impacting our circulation revenue while increasing our other operating costs.  Adjusting the $1.2 million in incremental carrier delivery costs at these newspapers from circulation revenue; our total circulation revenue was down $0.3 million, or 1.1%.

Other income was $4.9 million, down $0.2 million, or 2.6%.

Our total operating costs were $148.7 million, down $11.9 million, or 7.4%, being favorably impacted by the savings from many of the initiatives we began last year to adjust our cost structure. We estimate a total overall cost savings of $4.1 million from our recent initiatives.

As stated above, the change in the way we pay our newspaper carriers in our Florida markets distorts the full impact of our cost saving efforts. Adjusting for this change, our total operating costs were down $13.1 million, or 8.2%.

More specifically, our operating costs were favorably impacted by the savings from the decrease in consumption of newsprint and the reduction in supplements cost, in employee health insurance costs and in head count. Our operating costs continued to be unfavorably impacted by increased fuel costs.

Total labor and employee benefit costs were $68.0 million, down $5.7 million, or 7.7%; newsprint, ink and supplements costs were $18.8 million, down $2.3 million, or 10.8%; and other operating costs, excluding depreciation and amortization, were $54.9 million, down $1.8 million, or 3.4%. Depreciation and amortization expense was $7.0 million, down $2.1 million, or 22.8%, with a large portion of intangible assets becoming fully amortized.

Discontinued operations

During the first six months of 2007, income from discontinued operations, net of the provision for income taxes, was $1.0 million, with total operating revenues of $33.3 million and total operating costs of $31.6 million.

Net income and other

Interest and loan amortization expense totaled $14.9 million, down $3.9 million from $18.8 million last year primarily due to the reduction in our outstanding debt.

During the first six months of 2008, we repurchased $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gain on these transactions was $9.3 million.

During the six month period ended June 30, 2008, we received two interest payments on the GateHouse promissory note totaling $0.4 million.

Income from continuing operations before income taxes was $11.1 million, up $3.0 million from $8.1 million last year.

The provision for income taxes was $3.5 million, up $0.2 million from the same period last year. Our effective tax rate was 31.5% for the six month period down from 41.1% for the same period last year.

Income from continuing operations was $7.7 million, up $2.9 million from $4.8 million during the first six months of 2007.

Net income during the first six months of 2007 was $5.7 million.

Results of operations from continuing operations for the six months ended June 30, 2008 compared to June 30, 2007

Net operating revenue from continuing operations. The table below presents the total net operating revenue from continuing operations and related statistics for the six months ended June 30, 2008 compared to June 30, 2007:

(Dollars in millions)	Six months ended June 30,		Percentage change
	2008	2007	2008 vs. 2007
Net operating revenues
Advertising
Retail	$68.9	$77.0	(10.4%)
Classified	52.2	66.7	(21.8%)
National	9.4	10.1	(6.8%)
Total advertising revenues	130.5	153.8	(15.1%)
Circulation	29.5	28.5	3.2%
Other	4.9	5.1	(2.6%)
Total net operating revenues	$164.9	$187.4	(12.0%)

Retail advertising revenue:

Retail advertising revenue was $68.9 million, down $8.0 million, or 10.4%, from the prior year.

Insert retail revenue was $22.8 million, down $2.6 million, or 10.3%, while print retail advertising revenue was $34.6 million, down $6.4 million, or 15.6%, from the first six months of last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.2 million, down $0.1 million, or 2.3%, from last year. Retail online revenue was $5.4 million, up $1.1 million, or 26.1%, from the first six months of last year.

Jacksonville’s retail advertising was down $3.5 million, or 17.1%.

As for our other larger daily newspapers, Augusta was down $1.4 million, or 14.0%, Lubbock was down $0.9 million, or 12.5%, Savannah was down $0.3 million, or 4.9%, Amarillo was down $0.7 million, or 11.8%, and Topeka was down $0.5 million, or 9.6%.

Juneau and Brainerd were both down $0.2 million, or 16.0% and 11.6%, respectively. Athens’ retail advertising revenue was down slightly from last year.

Bluffton was up $0.2 million, or 24.2%.

Classified advertising revenue:

Total classified advertising revenue was $52.2 million, down $14.6 million, or 21.8%, from the first six months of 2008.

Classified print advertising revenue was $40.2 million, down $13.9 million, or 25.7%, and online classified revenue was $11.4 million, down $0.4 million, or 3.2%, from the first six months of last year. Classified insert and specialty advertising revenue were each down slightly from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $8.9 million, or 35.5%, and our St. Augustine newspaper was down $0.8 million, or 26.9%.

As for our other larger daily newspapers, Savannah was down $1.5 million, or 23.6%, Augusta was down $0.8 million, or 12.0%, Athens was down $0.6 million, or 23.8%, Amarillo was down $0.5 million, or 9.1%, Lubbock was down $0.5 million, or 8.8%, and Topeka was down $0.4 million, or 8.5%.

Our other five daily newspapers combined were down $0.4 million, or 8.6%.

Our nondaily publications were down $0.2 million, or 5.9%.

National advertising revenue:

Total national advertising revenue was $9.4 million, down $0.7 million, or 6.8%, from the first six months last year, primarily due to the declines in Jacksonville.

Circulation:

Daily and Sunday circulation volume was down 7.2% and 7.9%, respectively, with Jacksonville contributing nearly 40% of each decline. Amarillo, Augusta, Savannah and Lubbock, together, accounted for approximately 50% of the daily and Sunday declines.

While some of these declines were the direct result of our cutting of distribution in unprofitable areas, the high cost of fuel is impacting the sales and retention efforts at many of our newspapers.

In addition, we have eliminated expensive third-party circulation programs that many advertisers believe have limited value, and recent price increases have caused some loss in circulation.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the six months ended June 30, 2008 compared to June 30, 2007:

(Dollars in millions)	Six months ended June 30,		Percentage change
	2008	2007	2008 vs. 2007
Operating expenses

Labor and employee benefits	$68.0	$73.7	(7.7%)
Newsprint, ink and supplements	18.8	21.1	(10.8%)
Other operating costs	54.9	56.7	(3.4%)
Depreciation and amortization	7.0	9.1	(22.8%)
Total operating expenses	$148.7	$160.6	(7.4%)

Labor and employee benefits from continuing operations:

Our salaries and wages totaled $48.1 million, down $3.3 million, or 6.4%. Average FTE’s (or full time equivalents) were down 279.0, or 9.3%, and average pay rate was up 3.2%.

During 2008, Jacksonville eliminated 124 employees, with total annual salary and wage savings of approximately $2.5 million. Jacksonville’s employee severance costs totaled $0.6 million during the first six months of 2008. The majority of Jacksonville’s FTE reductions with severance were from the outsourcing of ad production and the transfer of circulation retention, customer services and credit and collection services to our shared services in Augusta.

Commissions and bonuses were $7.6 million, down $1.4 million, or 15.3%, from last year, due to the decrease in advertising sales.

Employee medical insurance cost was $5.3 million, down $1.0 million, or 15.6%, due to the decrease in plan participants.

Compared to the first six months of last year, post retirement benefit cost was $0.7 million, up 15.3%.

Employer matching contributions to the 401(k) plan totaled $1.6 million, down $0.2 million from $1.8 million during the six months ended June 30, 2007. Effective July 13, 2008, we suspended the employer matching contributions (up to 5% of pay) for the remainder of 2008. The total employer match from the middle of July until December 31, 2007 was $1.6 million on an average of 2,300 plan participants. On August 1, 2008, the plan included 2,079 participants.

Newsprint, ink and supplements cost from continuing operations:

Compared to last year, total newsprint expense was $16.4 million, down $1.5 million, or 8.3%, with an 18.0% decrease in newsprint consumption slightly offset by an 11.8% increase in the average cost per ton of newsprint.

Supplements expense decreased $0.6 million, or 31.7%, to $1.3 million, and ink expense decreased $0.1 million, or 6.6%, to $1.1 million.

Other operating costs:

The combined technology and shared services fee from our parent and management fee charged to continuing operations by our parent under the management agreement totaled $10.7 million, down $1.4 million, or 11.9%, from $12.2 million in the first six months of last year. Excluding these fees, other operating costs were down $0.3 million, or 0.6%.

Liquidity and capital resources

We believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and the borrowing capacity under revolving credit facilities, will be sufficient to meet our ongoing operating needs through the third quarter of 2008.

Our primary source of liquidity is the cash flow generated from operations and our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, and working capital.

Cash was $4.9 million at June 30, 2008, up $0.8 million from $4.1 million at December 31, 2007.

On July 3, 2007, we, as borrower, entered into an Amendment No. 1 under the 2005 Credit Agreement. The 2005 Credit Agreement contains financial covenants requiring us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including us). The amendment relaxed these financial tests for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008.

However, without either an improvement in the Morris Communications consolidated financial results during 2008, a reduction of Morris Communications' consolidated indebtedness or further relaxation of the financial covenants, we are at risk of failing to meet one or more of our financial covenants as of September 30, 2008, in which event Morris Communications and its subsidiaries (including us) would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the indenture governing the notes. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay amounts due on the notes. As a result, the bondholders may receive less than the full amount they would be otherwise entitled to receive on the notes.

Specifically, there is an event of default under the bond indenture if we fail to pay other indebtedness (such as the Senior Credit Facility) exceeding $5 million upon final maturity or within 20 days of an acceleration.

Operating activities. Net cash provided by operations was $23.7 million for the first six months of 2008, up $0.2 million from $23.5 million for the same period in 2007.

Current assets were $59.3 million and current liabilities were $50.7 million as of June 30, 2008 as compared to current assets of $72.8 million and current liabilities of $49.1 million as of December 31, 2007. We manage our working capital through the utilization of our revolving credit facility. The outstanding balance on the revolving credit facility is classified as a long-term liability, in accordance with its terms.

During the second quarter of 2008, we amended our management and service agreement with Morris Communication to temporarily eliminate the management fee and technology and shared services fee payable by us to our parent for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and reduce our operating expenditures.

While the required payment of these fees has been eliminated, our other operating costs continue to reflect all of the costs of the management and technology and shared services incurred by our parent, with the $3.6 million in total costs for the period May 1, 2008 through June 30, 2008 being recorded as capital contributions from our parent.

While the suspension of the payment of the fees under the management agreement increases the need for Morris Publishing to pay future dividends to Morris Communications, this need should be offset somewhat by cost savings initiatives underway at the parent similar to those begun last year by Morris Publishing.

Investment activities. Net cash provided by investing activities was $11.6 million for the first six months of 2008 compared to $6.7 million used by investing activities for the same period in 2007.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, our Parent acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, our Parent returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

For the first six months in 2008 and 2007, we spent $1.9 million and $6.7 million on property, plant and equipment, respectively.

For 2008, we expect our total capital expenditures to be between $3 million and $7 million.

The $10 million promissory note receivable from GateHouse Media matures during the fourth quarter of 2008.

Financing activities. Net cash used in financing activities was $34.6 million for the first six months of 2008 compared to $16.0 million for the same period in 2007.

Period end debt summary:

Total debt was $417.1 million at June 30, 2008, down from $427.9 million at December 31, 2007. We had $52 million outstanding on our $175 million revolving credit facility, up $13 million from $39 million at December 31, 2007.

During the first six months of 2008, we repurchased $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price of $12.5 million. At June 30, 2008, $278.5 million was outstanding on the senior subordinated notes.

During the first six months of 2008, we paid $2.3 million in principal due on the Tranche A term loan and have another $3.4 million in principal payments due by the end of 2008.

At June 30, 2008, the interest rate on the $86.6 million Tranche A term loan outstanding was 4.0625% and the weighted average interest rate on the revolver was 3.75%.

As of June 30, 2007, our total debt was $522.0 million, with $47 million outstanding on the revolving credit facility.

As of June 30, 2008, our annualized cost of debt outstanding was approximately 5.9848%, down from 6.7342% at the end of the same period last year.

At June 30, 2008, we could borrow and use for general corporate purposes approximately $13.8 million under the most restrictive covenants of our debt arrangements and we were in compliance with all covenants under our bond indenture and credit facilities.

Loan receivable from to Morris Communications:

Our indenture, with certain restrictions described in Note 2 of our financial statements, allows us to make loans both to and from Morris Communications.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBOR (adjusted to the nearest 1/16th) + 1.25%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. (See Note 2)

The amount outstanding on the intercompany loan receivable from Morris Communications was $7.0 million as of June 30, 2008. The amount outstanding on the intercompany loan receivable due from Morris Communications was $4.4 million as of December 31, 2007 offset by $30.5 million loan payable to Morris Communications for income taxes payable on the GateHouse sale.

During the six month periods ended June 30, 2008 and 2007, we reported the $0.3 million and $1.3 million, respectively, in accrued loan receivable interest as contra-equity. As of June 30, 2008, the total accumulated interest accrued on the loan receivable was $5.5 million.

The average interest rate for the six month periods ended June 30, 2008 and 2007 was 4.3958% and 6.2708%, respectively, on average loan receivable balances of $15.2 million and $38.9 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. At June 30, 2008, we had an additional $88 million available for future restricted payments under the notes indenture.

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

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income.  (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 4 to our unaudited condensed consolidated financial statements as of and for the three months ending June 30, 2008 regarding long-term debt).

Based on our $138.6 million of variable rate debt at June 30, 2008, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual interest expense by $1.4 million and net income by $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Without either an improvement in the Morris Communications consolidated financial results during 2008, a reduction of Morris Communications' consolidated indebtedness or further relaxation of the financial covenants, we are at risk of failing to meet one or more of our financial covenants as of September 30, 2008, in which event Morris Communications and its subsidiaries (including us) would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the indenture governing the notes. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay amounts due on the notes. As a result, the bondholders may receive less than the full amount they would be otherwise entitled to receive on the notes.

Specifically, there is an event of default under the bond indenture if we fail to pay other indebtedness (such as the Senior Credit Facility) exceeding $5 million upon final maturity or within 20 days of an acceleration.

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

MORRIS PUBLISHING GROUP, LLC

Date: August 13, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: August 13, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)