Form 10-Q
period 2008-09-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2008-11-14
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

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

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include, without limitation:

▪	Increases in financing, labor, health care and/or other costs, including costs of raw materials, such as newsprint;

▪	Continued decreases in advertising revenues;

▪	Attempts to decrease operating expenses may not be successful, or may damage our business operations;

▪
General economic or business conditions, either nationally, regionally or in the individual markets in which we conduct business (and, in particular, the Jacksonville, Florida market), may further deteriorate, continuing to have an adverse impact on our advertising or circulation revenues or on our business strategy;

▪
Attempts to refinance our senior debt, which will be required in early to middle 2009, may result in significantly higher costs of borrowing, or may be entirely unsuccessful, either as a result of volatility in U.S. credit markets or declines in our revenue or earnings;

▪
Our ability to access the capital and credit markets, unexpected changes in interest rates, or changes in our debt rating could harm our financial position.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Changes from our expectations for interest rates can have a material impact on our financial results and we may not be able to completely mitigate the effect of significant interest rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources;

▪	Other risk factors and uncertainties.

-iii-

Part I

ITEM 1. FINANCIAL STATEMENTS

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,737	$4,135
Accounts receivable, net of allowance for doubtful accounts of $1,733 and $2,695 at September 30, 2008 and December 31, 2007, respectively	39,022	50,227
Note receivable	10,067	10,067
Inventories	3,074	3,092
Due from Morris Communications	-	4,384
Prepaid and other current assets	757	934
Total current assets	61,657	72,839
NET PROPERTY AND EQUIPMENT	114,954	123,809
OTHER ASSETS:
Restricted cash held in escrow	-	12,392
Goodwill	-	170,685
Intangible assets, net of accumulated amortization of $6,440 and $5,912 at September 30, 2008 and December 31, 2007, respectively	8,127	8,657
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $6,794 and $6,116 at September 30, 2008
and December 31, 2007, respectively	8,684	9,836
Total other assets	16,811	201,570
Total assets	$193,422	$398,218
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$6,328	$7,635
Current maturities of long-term debt	145,500	5,625
Accrued interest	3,396	9,218
Current portion of deferred taxes	1,353	688
Due to Morris Communications	6,042	-
Deferred revenues	13,567	13,600
Accrued employee costs	7,131	9,948
Current portion of post retirement benefits due to Morris Communications	984	984
Other accrued liabilities	2,117	1,397
Total current liabilities	186,418	49,095
LONG-TERM DEBT, less current portion	278,478	422,250
DEFERRED INCOME TAXES, less current portion	6,475	18,628
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	22,176	21,127
OTHER LONG-TERM LIABILITIES	3,656	3,592
Total liabilities	497,203	514,692
COMMITMENTS AND CONTINGENCIES (NOTE 8)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(290,603)	(143,712)
Accumulated other comprehensive income	1,179	1,179
Loan (receivable from) payable to Morris Communications, net	(14,357)	26,059
Total member's deficiency in assets	(303,781)	(116,474)
Total liabilities and member's deficiency in assets	$193,422	$398,218

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of (loss) income

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$60,915	$75,224	$191,424	$229,001
Circulation	15,293	14,503	44,757	43,050
Other	2,038	2,514	6,944	7,553
Total net operating revenues	78,246	92,241	243,125	279,604
OPERATING EXPENSES:
Labor and employee benefits	31,936	35,566	99,933	109,221
Newsprint, ink and supplements	9,191	9,071	27,991	30,153
Other operating costs (excluding depreciation, amortization, and impairment)	26,795	28,233	81,651	84,998
Write-down of intangible assets (Note 6)	170,685	-	170,685	-
Depreciation and amortization expense	3,472	3,564	10,497	12,669
Total operating expenses	242,079	76,434	390,757	237,041
OPERATING (LOSS) INCOME	(163,833)	15,807	(147,632)	42,563
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	6,776	9,614	21,654	28,370
Gains on repurchases of debt	-	-	(9,271)	-
Interest income	(201)	(1)	(671)	(5)
Other, net	(53)	(75)	(125)	(160)
Total other expense, net	6,522	9,538	11,587	28,205
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAX (BENEFIT) PROVISION	(170,355)	6,269	(159,219)	14,358
(BENEFIT) PROVISION FOR INCOME TAXES	(7,154)	2,357	(3,650)	5,683
(LOSS) INCOME FROM CONTINUING OPERATIONS	(163,201)	3,912	(155,569)	8,675

DISCONTINUED OPERATIONS
Operating income from discontinued operations	-	1,680	-	3,316
Provision for income taxes from discontinued operations	-	631	-	1,295
INCOME FROM DISCONTINUED OPERATIONS	-	1,049	-	2,021

NET (LOSS) INCOME	$(163,201)	$4,961	$(155,569)	$10,696

See notes to condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

(Dollars in thousands)	Nine months ended September 30,
	2008	2007

OPERATING ACTIVITIES:
Net (loss) income	$(155,569)	$10,696
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,497	14,443
Deferred income taxes	(11,489)	(1,664)
Amortization of debt issuance costs	1,373	1,207
Write-down of intangible assets	170,685	-
(Gain) loss on sale of fixed assets, net	(112)	16
Capital contributions by parent for services rendered	8,678	-
Pre-tax gains on repurchases of debt	(9,271)	-
Changes in assets and liabilities
Accounts receivable	11,205	6,811
Inventories	18	(1,190)
Prepaids and other current assets	179	(275)
Other assets	(221)	(158)
Accounts payable	(1,307)	(274)
Accrued employee costs	(2,817)	(3,024)
Accrued interest	(5,822)	(5,123)
Due to Morris Communications	10,426	(343)
Deferred revenues and other liabilities	687	2,855
Postretirement obligations due to Morris Communications	1,049	909
Other long-term liabilities	65	198
Net cash provided by operating activities	28,254	25,084
INVESTING ACTIVITIES:
Capital expenditures	(1,716)	(10,071)
Restricted cash released from escrow	12,392	-
Net proceeds from sale of assets	714	136
Net cash provided by (used in) investing activities	11,390	(9,935)
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	(12,251)	-
Proceeds from revolving credit facility	74,000	50,000
Repayments on revolving credit facility	(53,000)	(48,000)
Repayments on term loan	(3,375)	-
Debt issuance costs	-	(175)
Advances on loan receivable from Morris Communications	(40,416)	(18,341)
Net cash used in financing activities	(35,042)	(16,516)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,602	(1,367)
CASH AND CASH EQUIVALENTS, beginning of period	4,135	6,964
CASH AND CASH EQUIVALENTS, end of period	$8,737	$5,597
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$26,101	$32,287
Income taxes paid to Morris Communications	$34,468 *	$8,611
Dividends applied against loan receivable from Morris Communications	$-	$40,000
See notes to condensed consolidated financial statements.

* Includes $30,505 in income taxes payable to Morris Communications at December 31, 2007 on the gain on sale of discontinued operations.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation and Change in Significant Accounting Policies

Basis of presentation–The accompanying unaudited condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three-month and nine-month interim periods in 2008 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007. The accounting policies followed for the interim financial reporting period are the same as those disclosed in Note 1 of the notes to the financial statements included in the Company’s Form 10-K, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”.

As described in the Company’s Form 10-K for the fiscal year ended December 31, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 142, “Goodwill and Other Intangible Assets”. During 2008, each of the Company’s newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media. Due to the continuing decline in newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and newspaper masthead intangible assets at the end of the third quarter of 2008. As a result of the impairment review, the Company recorded a non-cash pre-tax impairment charge in the third quarter of 2008 of $170,685 to write down all of its newspaper reporting unit goodwill. These non-cash impairment charges are reflected as write-downs of intangible assets in the accompanying unaudited condensed consolidated statements of operations and do not affect the Company’s operating cash flows or its compliance with its financial debt covenants (see Note 6).

2.	Subsequent Events

Third amendment to the 2005 Credit Agreement—On October 8, 2008, the Company as borrower, entered into Amendment No. 3 (“Amendment No. 3”), effective as of September 30, 2008 (“Effective Date”), to the Credit Agreement, dated as of December 14, 2005 (the “Credit Agreement”). The Credit Agreement originally provided for $350,000 of senior secured term and revolving credit facilities.

Prior to Amendment No. 3, the Credit Agreement provided for revolving credit commitments of $175,000. Amendment No. 3 reduced the revolving credit commitments to $100,000. On the Effective Date, $145,500 was outstanding under the Credit Agreement, with $60,000 outstanding under the revolving credit facility.

The Credit Agreement contains financial covenants requiring Morris Publishing to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, a minimum fixed charge ratio, and maximum cash flow ratios, based upon the consolidated financial results of Morris Communications and its subsidiaries (including the Company). Amendment No. 3 relaxes these financial tests as of the Effective Date through the delivery date of Morris Communications’ financial statements for the quarter ending June 30, 2009 (but not later than August 29, 2009). With respect to the financial tests, Amendment No. 3 permits add backs of one-time cash expenses for severance costs of up to $5,000 in calculating cash flow, excludes term loan principal payments for specific quarters from the fixed charges, and excludes at all times, taxes applicable to certain one-time items (asset sales and debt repurchases) from the fixed charges.

In addition, Amendment No. 3 reduces the threshold for mandatory prepayments upon asset sales, now generally requiring prepayments when aggregate net cash proceeds on dispositions exceed $5,000, and deleting the exception that would have permitted such proceeds to be reinvested in other assets.

Further, Amendment No. 3 requires Morris Communications and its subsidiaries (including the Company) to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par (“mandatory transaction”), no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). Due to this requirement, the Company has classified all of the debt outstanding under the Credit Agreement as of the Effective Date as current maturities of long-term debt within current liabilities on the condensed consolidated balance sheet.

Amendment No. 3 places greater restrictions on the ability of Morris Communications and its subsidiaries (including the Company) to incur other indebtedness, make other acquisitions of businesses or investments (other than the Morris Communications’ acquisition obligations in effect on the Amendment No. 3 Effective Date)or to make restricted payments, as such terms are defined in the Credit Agreement. Amendment No. 3 does not restrict dividends or restricted payments from the Company to Morris Communications. Amendment No. 3 prohibits the voluntary prepayment or purchase of any of the Company’s senior subordinated notes. The Company had no acquisition obligations in effect on the effective date of the amendment.

Amendment No. 3 increases the interest rate on borrowings under the Credit Agreement and the commitment fee on undrawn amounts under the revolving credit facility. Interest rates may vary depending upon the consolidated cash flow ratio of Morris Communications and its subsidiaries. Based upon the current cash flow ratio, (i) the interest rate on Eurodollar loans will generally increase to the LIBO rate, plus 2.50% (rather than LIBO rate plus 1.25% prior to Amendment No. 3), and (ii) the interest rate on loans tied to the alternate base rate (generally the prime rate of JPMorgan Chase Bank, the administrative agent) will generally increase to prime plus 1.50% (rather than prime plus 0.25% prior to Amendment No. 3). The applicable interest rates will further increase by another 0.50% after March 31, 2009. The commitment fee increases to 0.5% (up from 0.375%) on undrawn amounts under the revolving credit facility. Amendment No. 3 also provides for an upfront fee of 25.0 basis points (0.25% of the principal amount) based on the reduced commitment for lenders approving the amendment.

At September 30, 2008, the Company could borrow and use for general corporate purposes approximately $40,000 under the Company’s most restrictive covenants of the amended senior bank credit facility. The Company was in compliance with all financial covenants under its amended credit facility arrangements.

The foregoing summary is a brief description of the terms and conditions of the Amendment No. 3 that are material to the Company, but does not include all of the provisions of the amendment. A complete copy of Amendment No. 3 is furnished as Exhibit 99.1 to the Form 8-K filed with the U.S. Securities and Exchange Commission on October 8, 2008.

The impact of the mandatory transaction requirement in Amendment No. 3 will require the Company to (i) refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could significantly increase the Company’s costs of borrowing; (ii) generate funds through the sale of assets; (iii) raise capital from debt or equity transactions with third party lenders or investors or with its parent or other related entities; or (iv) a combination of the foregoing, no later than May 30, 2009 (or to at least enter into a letter of intent to do so by that date). Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, the Company would likely be required to take one of such actions no later than August 29, 2009 since the Company would be unlikely to meet the financial covenants under the Credit Agreement when it delivers its financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate).

The senior debt is guaranteed by the Company’s parent, Morris Communications, and the parent’s other subsidiaries. The mandatory transaction requirement could be satisfied if a guarantor enters into a transaction that would induce a lender to refinance the Company’s senior debt, if a guarantor raises sufficient funds to purchase the loans and commitments from the existing senior creditors, or if a guarantor raises sufficient funds to refinance the senior debt with a new loan from the guarantor. The Company does not expect Morris Communications to make any capital contributions that would enable the Company to reduce its senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays the Company’s senior debt, the Company would expect the guarantor to step into the shoes of the senior creditors and become the senior creditor.

In view of the current and expected future market conditions in the credit markets and the newspaper industry (as evidenced by the impairment charge to write-off the Company’s goodwill as discussed in note 6), the Company may be unable to satisfy the mandatory transaction requirement of Amendment No. 3 on its own. The Company will likely be dependent on the ability and willingness of its parent and guarantors to enter into a transaction that would allow the Company to amend or refinance the senior debt. An amendment or refinancing of the Company’s senior debt may be on less favorable terms and conditions than the current senior debt. In absence of an amendment or refinancing of the senior debt, the Company will likely be in default under the Credit Agreement in late May or August of 2009, in which event the Company would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

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

Amendment to Management and Services Agreement—On October 1, 2008, the Company entered into a Third Amendment (“Third Amendment”) to Management and Services Agreement, which was designed to reinstate fees payable by the Company for management and shared services to its parent, Morris Communications and the parent’s affiliate, MSTAR Solutions, LLC (“MSTAR Solutions”). The payment of said fees had been suspended by the Second Amendment to Management and Services Agreement.

Under the amendment, payment of the management fee and the technology and shared services fee (see Note 3) will be reinstated beginning October 1, 2008. Prior to the Third Amendment, the payment of these fees had been suspended for the period from May 1, 2008 through December 31, 2008. Absent this amendment, the Company would not have been obligated to pay fees until January 1, 2009.

Termination of retiree health care plan—During November of 2008, Morris Communications initiated procedures to terminate its retiree health care plan (see Note 3), effective with respect to claims incurred on and after January 1, 2009. At that time, the plan will cease to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

The Company participates in Morris Communications’ retiree health care plan, with the expenses and postretirement health benefit obligation related to the plan being allocated to the Company based on total headcount.

The Company’s estimate of the total net periodic benefit cost for all of 2008 is $1,400.

At September 30, 2008, the postretirement health benefit obligation allocated to the Company was $23,160. The Company is currently evaluating the effect that the termination of this obligation will have on its financial position, results of operations, and cash flows.

3.	Transactions with Morris Communications

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

➢      Technology and Shared Services Fee—This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage.

On May 16, 2008, the Company entered into a Second Amendment (“Second Amendment”) to Management and Services Agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to its parent for the period from May 1, 2008 through December 31, 2008. While the intent of this amendment was to retain cash and to reduce the Company’s operating expenditures, the elimination of these fees increased the need for the Company to pay dividends in the future to its parent. Effective October 1, 2008, the Third Amendment repealed the elimination of these fees (see Note 2).

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by its parent. The total cost of the services contributed by its parent was $5,086 and $8,678 for the three months and nine months ended September 30, 2008, respectively.

The management fees expensed totaled $3,130 and $3,690 for the three months ended September 30, 2008 and 2007, respectively, and $9,725 and $11,184 for the nine months ended September 30, 2008 and 2007, respectively. The management fees from discontinued operations totaled $688 and $2,028 for the three and nine month periods ended September 30, 2007, respectively.

The technology and shared services fees expensed totaled $1,956 and $2,306 for the three months ended September 30, 2008 and 2007, respectively, and $6,078 and $6,990 for the nine months ended September 30, 2008 and 2007, respectively. The technology and shared services fees from discontinued operations totaled $430 and $1,267 for the three and nine month periods ended September 30, 2007, respectively.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Due (to) from Morris Communications —Due (to) from Morris Communications represents a net short-term (payable) receivable that resulted from operating activities between the Company and its parent.

Employees’ 401(k) plan- The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Effective July 13, 2008, the Company indefinitely suspended the employer matching contributions.

Expenses were allocated to the Company based on specific identification of employer matching contributions of $143 and $841 for the three months ended September 30, 2008 and 2007, respectively, and $1,778 and $2,633 for the nine months ended September 30, 2008 and 2007, respectively.

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

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service are eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have 25 years of service to be eligible. Generally, this plan pays a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan is unfunded. Lifetime benefits under the plan are limited to $100 per employee. Expenses related to this plan have been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related employee contributions recorded, were $350 and $303 for the three months ended September 30, 2008 and 2007, respectively, and $1,049 and $909 for the nine months ended September 30, 2008 and 2007, respectively.

The Company was also allocated its portion of the postretirement health benefit obligation. The amount of post retirement liability allocated to the Company based on total headcount were $23,160 and $22,111 as of September 30, 2008 and December 31, 2007, respectively.

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

During November of 2008, Morris Communications initiated procedures to terminate its retiree health care plan (see Note 2), effective with respect to claims incurred on and after January 1, 2009. At that time, the plan will cease to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

Health and Disability Plan- The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense allocated to the Company based on the total headcount, was $1,731 and $2,156 for the three months ended September 30, 2008 and 2007, respectively, and $7,002 and $8,397 for the nine months ended September 30, 2008 and 2007, respectively.

The Company was also allocated its portion of the health and disability obligation. The amounts allocated to the Company, based on total headcount, were $2,227 and $2,404 as of September 30, 2008 and December 31, 2007, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense- The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is currently guaranteed and secured by Morris Communications’ parent, Shivers Trading and Operating Company, through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $181 and $535 for the three months ended September 30, 2008 and 2007, respectively, and $1,193 and $1,910 for the nine months ended September 30, 2008 and 2007, respectively.

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

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three month period ended September 30, 2008, this rate was LIBO rate (adjusted to the nearest 1/16th) + 1.25% (Amendment No. 3 (see Note 2) increases the rate to LIBO rate + 2.5% effective September 30,2008). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. However, because the consolidated leverage ratio under the senior subordinated debt indenture exceeds 6.5 to 1.0, the Company is currently prohibited from settling this loan receivable with a dividend.

The amount outstanding on the intercompany loan due from Morris Communications was $14,357, including the $5,643 in accumulated interest accrued on the receivable, as of September 30, 2008. The amount outstanding on the intercompany loan due from Morris Communications was $4,446 as of December 31, 2007, offset by $30,505 due to Morris Communications for income taxes payable on the pre-tax gain on the sale of discontinued operations.

During the three month periods ended September 30, 2008 and 2007, the Company reported the $171 and $166, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the three month periods ended September 30, 2008 and 2007 was 3.75% and 6.604%, respectively, on average loan receivable balances of $17,872 and $7,831, respectively.

During the nine month periods ended September 30, 2008 and 2007, the Company reported the $512 and $1,425, respectively, in accrued loan receivable interest as contra-equity. The average interest rate for the nine month periods ended September 30, 2008 and 2007 was 4.181% and 6.382%, respectively, on average loan receivable balances of $16,119 and $28,512, respectively.

Restricted payments - The Company is permitted under its debt arrangement to make restricted payments, which include dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period. However, because the consolidated leverage ratio under the senior subordinated debt indenture exceeds 6.5 to 1.0, the Company is currently prohibited from making any restricted payments.

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

4.	Recently Issued Accounting Standards

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The 2008 adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on its consolidated financial statements. The Company is evaluating the effect, if any, that the implementation of SFAS No. 157 in 2009 for non-financial assets and non-financial liabilities will have on its financial position, results of operations, and cash flows.

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

In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No.157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial statements.

5.	Long-Term Debt

At September 30, 2008 and December 31, 2007, total debt was $423,978 and $427,875, respectively. The average interest rate on the total debt outstanding was approximately 6.2595% and 6.6932% at September 30, 2008 and December 31, 2007, respectively.

The amount outstanding on the revolving credit facility at September 30, 2008 and December 31, 2007, totaled $60,000 and $39,000, respectively.

During the three months and nine months ended September 30, 2008, the Company paid $1,125 and $3,375, respectively, in principal due on the Tranche A term loan and has another $2,250 in principal payments due by the end of 2008. At September 30, 2008, total outstanding on the term loan was $85,500.

Amendment No. 3 (see Note 2) to the Credit Agreement reduced the revolving credit commitments to $100,000 from $175,000 and increased the interest rate on borrowings and the commitment fee on undrawn amounts under the revolving credit facility.

At September 30, 2008, the interest rate on the term loan (under Amendment No. 3) was 6.3125% and the weighted average interest rate on the revolver was 5.778%. The commitment fee on the unborrowed funds available under the revolver was 0.5% (under Amendment No. 3) at September 30, 2008 and 0.375% at December 31, 2007.

During the first and second quarter of 2008, the Company repurchased a total of $21,522 of its $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12,471. The pre-tax gain on these transactions was $9,271. In addition, the Company wrote off $375 in unamortized loan fees related to these extinguished bonds. At September 30, 2008, $278,478 was outstanding on the senior subordinated notes.

The following table summarizes the scheduled principal payments on the debt outstanding as of September 30, 2008:

		Payments due by period

(Dollars in thousands)	Outstanding	Last three months in 2008	2009	2013

Credit Agreement
Tranche A	$85,500	$2,250	$83,250	$-
Revolving debt	60,000	-	60,000	-
Current maturities of long-term debt	145,500	2,250	143,250	-

Senior Subordinated Indenture	278,478	-	-	278,478

Total	$423,978	$2,250	$143,250	$278,478

The amended bank credit facility (see Note 2) requires the Company (or its parent company) to enter into a transaction (or at least a letter of intent for a transaction) that would result in either the repayment of the bank credit facilities or the purchase, at par, of the commitments of the lenders prior to the time the Company’s parent reports its financial results for the first quarter of 2009. Since it is unlikely that the Company would be able to enter into such a transaction, the Company will likely be dependent on the ability of its parent to enter into a transaction that would allow the Company to amend or refinance the bank credit facilities. As a result, the Company has classified all of the debt outstanding under the Credit Agreement as of September 30, 2008 as current maturities of long-term debt within current liabilities on the condensed consolidated balance sheet.

The Company will endeavor to satisfy this requirement of the amended credit facility, but can provide no assurances that it will be able to do so. Its parent company and other subsidiaries (which are guarantors of the senior credit facility) may be able to assist the Company in satisfying this requirement, but the Company does not expect any capital contributions that would enable it to reduce or repay the Company’s senior debt.

In addition, if the capital and credit markets continue to experience the recent volatility and the availability of funds remains limited, it is possible that the Company’s ability to access the capital and credit markets may be limited by these or other factors at a time when it would like, or need, to do so, which could have an impact on its ability to refinance maturing debt and/or react to changing economic and business conditions. The need to refinance the Company’s senior debt may result in higher future borrowing costs associated with its short-term and long-term debt.

As of the date these financial statements are available, the Company’s consolidated leverage ratio, as defined in the indenture governing the senior subordinated notes, exceeds 6.5 to 1.0. Additional restrictions apply under the Indenture so long as the Company’s consolidated leverage ratio exceeds 6.5 to 1.0. Most notably, (i) the Company cannot pay dividends or make other restricted payments (as defined in the indenture) to its parent, other than permitted tax distributions to pay its share of the parent’s tax obligations, and (ii) the Company cannot incur additional indebtedness, other than permitted indebtedness as defined in the indenture.

The exception for permitted indebtedness allows the Company to incur indebtedness under the senior credit facility, to refinance the senior credit facility or other existing indebtedness, to incur other indebtedness up to $100 million at any time outstanding, and to incur other specified types of indebtedness.

The prohibition on restricted payments generally means that the Company cannot pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the indenture. The prohibition on investments generally means that the Company cannot make loans; however, the exception for permitted investments allows the Company to make up to $40 million of loans at any time outstanding to subsidiaries of Morris Communications to fund working capital, capital expenditure and acquisition requirements, to make up to $20 million of additional loans or investments at any time outstanding, or to make other specified types of investments.

6.	Goodwill and Other Intangible Assets

Goodwill is the excess of the cost of the acquired entity over the fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to the Company’s newspapers or a major change in the assessment of future operations of the Company’s newspapers.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names), which have indefinite lives and are not currently amortized, are tested for impairment annually and when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

Amortization expense of other intangible assets totaled $175 and $264 for the three months ended September 30, 2008 and 2007, respectively, and $525 and $2,715 for the nine months ended September 30, 2008 and 2007, respectively, with a large portion of intangible assets becoming fully amortized during the first two quarters of last year.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the three months ended September 30, 2008 were as follows:

(Dollars in thousands)	Goodwill	Other intangible assets

Balance at December 31, 2007	$170,685	$8,657
Amortization expense	-	(530)
Write-down of intangible assets	(170,685)	-
Balance at September 30, 2008	$-	$8,127

Other finite-lived and indefinite-lived intangible assets at September 30, 2008 and December 31, 2007 were as follows:

( Dollars in thousands)	Cost	Accumulated amortization	Net cost

September 30, 2008:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,583	$3,771
Non-compete agreements and other assets	51	51	-
Total finite-lived intangible assets	9,405	5,634	3,771

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$6,441	$8,127

December 31, 2007:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,066	$4,288
Non-compete agreements and other assets	51	38	13
Total finite-lived intangible assets	9,405	5,104	4,301

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$5,911	$8,657

The remaining expense for the last three months of 2008 and for the four succeeding years for the existing finite-lived intangible assets is as follows (dollars in thousands):

2008	$175
2009	681
2010	665
2011	536
2012	419

At December 31, 2007, the Company performed the annual impairment tests of goodwill and the indefinite-lived intangible assets, with the test resulting in no impairment. The fair value of the reporting unit was estimated using both the net present value of future cash flows method and the market multiple method.

At that time, the Company observed that others within the newspaper industry had recently recorded impairment charges in response to declines in revenues as well as lower market capitalization rates. While the Company’s revenues and profitability have declined in 2008, it should be noted that the Company’s last major acquisition was in 1995 and the purchase price and associated goodwill were based on lower cash flows prevailing in that period. This was a factor that differentiates the Company’s recorded goodwill when compared to that of competitors’ which have engaged in more recent business combinations.

However, since revenue and EBITDA market multiples used in determining fair value have declined dramatically since December 31, 2007, especially during the third quarter of 2008, and the facts and circumstances indicating possible impairment of intangibles assets existed (see Note 1), the Company tested goodwill for impairment between the annual testing dates. The Company first determined the fair value of its newspaper reporting unit, and compared this amount with its carrying amount, including goodwill. Since the carrying amount exceeded the newspaper reporting unit’s fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of newspaper reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008. This non-cash impairment charge is reflected as write-downs of intangible assets and do not affect the Company’s operating cash flows or the Company’s compliance with its financial debt covenants.

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s reporting unit’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of September 30, 2008. No impairment loss was recognized.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of September 30, 2008. No impairment loss was recognized on intangible assets subject to amortization.

7.	Discontinued Operations

On November 30, 2007, the Company completed the sale (“GateHouse sale”) of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115,000 plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year unsecured $10,000 promissory note bearing interest at 8% per annum.

In addition, a preliminary working capital adjustment paid by GateHouse to the Company at the closing of the transaction totaled $2,500, with the remaining working capital adjustment recorded at that time within other consolidated assets on the Company’s consolidated balance sheet. At September 30, 2008, the recorded working capital adjustment due from GateHouse was $3,914.

At September 30, 2008, the balance on the on the promissory note receivable was $10,067, including $67 in accrued interest. During the three and nine month periods ended September 30, 2008, interest income accrued on these notes totaled $200 and $600, respectively. The promissory note receivable matures on November 30, 2008, however, GateHouse has requested relief and the Company is currently negotiating new terms.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the results of operations of all newspapers, publications and businesses included in the GateHouse sale have been recorded as discontinued operations during the three month and nine month periods ended September 30, 2007.

During the third quarter of 2007, income from discontinued operations, net of the $632 provision for income taxes, was $1,048, with total operating revenues of $17,296 and total operating costs of $15,616. During the first nine months of 2007, income from discontinued operations, net of the $1,296 provision for income taxes, was $2,020, with total operating revenues of $50,567 and total operating costs of $47,251.

8.	Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three-month and nine-month periods ended September 30, 2008 and 2007 and with our consolidated financial statements as of December 31, 2007 and 2006 and for each of three years in the period ended December 31, 2007, filed on Form 10-K.

Information availability

Our quarterly reports on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com , as soon as feasible after such reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications Company, LLC (“Morris Communications”), is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, this Report on Form 10-Q.

Overview

Morris Publishing currently owns and operates 13 daily newspapers as well as nondaily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing-owned newspapers include, among others, The Florida Times-Union, Jacksonville, The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, and The St. Augustine (Fla.) Record.

In addition, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

Most of our revenue is generated from print and online advertising, which accounted for 77.9% of our net operating revenue for the third quarter of 2008. Our advertising revenue consisted of 54.9% in retail, 38.4% in classified and 6.7% in national.

Classified advertising has decreased as a percentage of total advertising revenue particularly in the employment and real estate categories as a result of the economic slowdown affecting classified advertising and the secular shift in advertising demand to online. While revenues from retail advertising carried as part of our newspapers (run-of-press) or in advertising inserts placed in newspapers (inserts) has decreased period over period, retail advertising has steadily increased as a percentage of total advertising. National advertising revenue, which makes up a small percentage of our total advertising revenues, has remained relatively similar period over period.

All categories of the advertising revenues above have been growing online, with the exception of employment classifieds which has been negatively affected by the downturn in the economy.

The table below reflects the percentage of total advertising revenue for each medium for the two periods presented:

	Three months ended September 30,
	2008	2007
Run of Press	60.5%	64.5%
Inserts	20.8%	19.2%
Specialty	4.9%	4.4%
Online	13.8%	11.8%
Total	100.0%	100.0%

Linage, the number of inserts, internet page-views, along with rate and mix of advertisement are the primary components of advertising revenue. The advertising rate depends largely on our market reach, primarily through circulation, and market penetration. The number of copies sold and the amount charged to our customers are the primary components of circulation revenue. Our other revenue consists primarily of commercial printing and other online revenue.

Our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions. The material variances in the advertising categories listed above and at each newspaper are discussed in more detail in our results of operations, which follows.

Circulation revenue represented 19.5% of our total net operating revenue.

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

Summary

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

Other than our adoption during the first quarter of 2008 of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115”, we believe there have been no changes during the first nine months of 2008 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2007 filed with the U.S. Securities and Exchange Commission on Form 10-K.

We are currently evaluating the effect, if any, that the implementation of SFAS No. 157 in 2009 for non-financial assets and non-financial liabilities will have on our financial position, results of operations, and cash flows. Our adoption of SFAS No. 159 had no effect on our financial position, results of operations, and cash flows.

Goodwill and Other Intangible Assets

Goodwill is the excess of the cost of the acquired entity over the fair market value of tangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of our reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The fair value of the reporting unit is estimated using both the net present value of future cash flows method and the market multiple method.

Other intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets. Other intangible assets acquired (mastheads and domain names), which have indefinite lives and are not currently amortized, are tested for impairment annually and when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market.

Since December 31, 2007, we observed that others within the newspaper industry had recently recorded impairment charges in response to declines in revenues as well as lower market capitalization rates. While our revenues and profitability have declined in 2008, it should be noted that our last major acquisition was in 1995 and the purchase price and associated goodwill were based on lower cash flows prevailing during that period. This is a factor that differentiates our recorded goodwill when compared to that of competitors’ which have engaged in more recent business combinations.

However, since revenue and EBITDA market multiples used in determining fair value have declined dramatically since December 31, 2007, especially during the third quarter of 2008, and the facts and circumstances indicating possible impairment of intangibles assets existed (see the comprehensive discussion of the factors that affected the September 30, 2008 impairment charge which follows), we analyzed the carrying value of our net assets as of September 30, 2008, and as a result, recorded a non-cash pre-tax impairment charge to goodwill totaling $170.7 million (our total recorded goodwill balance) during the third quarter of 2008. This non-cash impairment charge is reflected as a write-down of intangible assets and does not affect our operating cash flows or our compliance with our financial debt covenants.

Goodwill impairment test

The required two-step approach to test for impairment under SFAS No. 142 requires the use of accounting judgments and estimates of future operating results. The first step is the estimation of the fair value of the reporting unit, which is then compared to its carrying value. If the fair value is less than the carrying value of the reporting unit then an impairment of goodwill possibly exists.

Step two is then performed to determine the amount of the impairment.

In summary we considered the following factors when conducting our impairment tests:

Step one:

We operate all of our 13 daily newspapers, as well as nondaily newspapers, city magazines and free community publications, as a single reporting unit, with the presentation of our financial condition and performance being consistent with the way in which our publications are managed.

The fair value of our single reporting unit was determined using a weighted average of a discounted cash flow model and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

a) Discounted cash flow model

Operating net free cash flows are computed based on operating profit projections through 2017, adjusted for capital expenditures and the tax effects of depreciation/amortization. Operating cash flows are also adjusted to reflect additions to working capital, based on our projected needs. The resulting projected net free cash flows are then restated to their present values as of September 30, 2008 (“the valuation date”) using the appropriate discount rate.

While these estimates are always inherently subject to risks and uncertainties, the ability to project future operations (and in particular advertising revenues) has become more difficult due to the unprecedented declines in print advertising as discussed below

The other major component of the discounted cash flow model is the terminal value, which represents the cash flows that will be generated beyond the discrete forecast horizon. Using the Gordon Growth Model, the net free cash flow from the final year of the projection period was capitalized into perpetuity using a long-term growth rate of 2%. The terminal value is discounted to present value using the discount rate based on the factors described below.

Discount rate determination

The rate at which future earnings are discounted to their present value is influenced by such factors as the degree of risk associated with the given industry or specific business entity under consideration, rates of return for alternative investment opportunities, historical rates of returns earned by comparable properties and market expectations of future interest rates and investment returns. The discount rate takes into account such generally available items as the inflation rate, securities (Treasury Bills), or corporate bonds.

In our case, the weighted average cost of capital was based on that of a hypothetical buyer of our company considering its 1) cost of debt, 2) cost of equity, and 3) capital structure (the relative contribution of debt and equity). We estimated that senior debt would supply 50 percent of total capital structure, followed by equity at 50 percent, based on median industry capital structure and consideration of market conditions as of the valuation date.

1) Cost of debt-We used a pretax cost of debt of 12.0%, which was based on market returns for CCC+ corporate rated bonds as of the valuation date. To calculate the after-tax cost of debt, we then adjusted the rate for the presence of federal and state income taxes. We assumed the typical buyer would be a tax-paying entity. Our after-tax cost of debt was 7.3%.

2) Cost of equity-We used the Capital Asset Pricing Model (“CAPM”) to estimate the cost of equity. This required consideration be given to current risk free interest rates available in the marketplace (US Government Bonds); 2) the returns on small capitalization publicly traded stocks; and 3) relative risks associated with the stocks of the industries in which we operate relative to the overall stock market.
We selected the 20-Year US Treasury Constant Maturities (with a 4.4% interest rate at the valuation date) as the risk-free rate to use in the CAPM.

We used available CAPM resources to determine the Equity Risk Premium, the Size Premium and Company Specific Risk Premium.

Our total after-tax cost of equity of 18.8% was then discounted by the 50% equity capital structure factor.

3) Weighted average cost of capital-The cost of equity and after-tax cost of debt are weighted based on the capital structure discussed above, to arrive at a weighted average cost of capital at the valuation date of 12.0% (rounded).

b) Market Multiple

We used a weighted average of revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) market valuation multiples of comparable public companies (for both the trailing twelve months and the projected twelve months ended December 31, 2008) to determine our reporting unit’s fair value. The data for these comparable public companies was taken from each company’s most recently reported information.

c) Risks

Changes to our long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows or the use of alternative assumptions could produce significantly different results.

d) Step one results

Step one of the impairment test failed, with the total fair value of our assets less than our book value as of the valuation date. Step two was then performed to determine the amount of the impairment.

Step two:

The estimated fair value (implied value) of our goodwill is determined by calculating the residual fair value that remains after the total estimated fair value of our single reporting unit is allocated to our net assets (including unrecorded intangibles) other than goodwill.

A goodwill impairment charge is recorded to the extent that the implied goodwill values are below the book value of goodwill for our single reporting unit.

(a) Step two results

Our implied value of goodwill was zero which resulted in the impairment of all $170.7 million of the recorded goodwill at the valuation date.

Masthead impairment test

Newspaper mastheads (newspaper titles and website domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of our single reporting unit’s mastheads with the carrying amount. We performed impairment tests on newspaper mastheads as of September 30, 2008. No impairment loss was recognized.

Other intangibles impairment test

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on our long lived assets (including intangible assets subject to amortization) as of September 30, 2008. No impairment loss was recognized on intangible assets subject to amortization.

Comprehensive discussion

A more comprehensive discussion of the third quarter of 2008 factors that affected the September 30, 2008 impairment charge follows.

Fair value is determined using an income approach, which estimates fair value based upon future revenue, expenses and cash flows discounted to their present value. The estimated future cash flows projected can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by us in developing assumptions and estimates for our discounted cash flow analysis:

sBeginning in the third quarter of 2006, advertising declined as the real-estate boom began to unwind and our newspapers in Florida, which experienced the largest run up in real estate values, experienced advertising revenue declines. However, since the end of 2007, the real-estate-led downturn has subsequently spread to other sectors in the economy and across our other markets. As a result, the advertising decline has worsened in 2008, with the decline accelerating during the third quarter of 2008.

sAdvertising has been moving to the internet, with this shift in advertiser preferences accelerated as the economy slowed. While much of this advertising, with the exception of the employment classified category, was retained by our newspapers’ Web sites, low cost to entry and the searchable internet format gave rise to more competition online than in print, most of which is in the classified advertising category. During the third quarter of 2008 our online employment classified was down $1.0 million, or 26.7%.

sNewsprint expense is the largest raw material input in the production of newspapers and has averaged between 10-15 percent of our total cash operating expenses. Newsprint producers have consolidated and reduced capacity over the last several years, and foreign demand of newsprint has risen, causing prices to begin to rise in late 2007 and continue to increase in 2008. However newsprint usage is at historical lows due to the migration of some readers and advertisers to other outlets. Through mid 2008, price increases have been offset by lower newsprint usage reflecting declines in print advertising and circulation and newspaper conservation efforts, but that may not continue.

sThrough the third quarter of 2008, we have been in a process of adjusting our cost structure as we have become a combination print and online company. Management has reduced our workforce, the largest contributor to our overall expenses, by using layoffs, attrition, outsourcing and position consolidations. This adjustment has resulted in a large reduction in employees since the end of 2007. Other expenses have also been reduced.

While the impact of these trends and anticipation of restructuring efforts were taken into account in our discounted cash flow model as of September 30, 2008, assumptions about their impact on future operations are subject to variability and the ultimate outcome and specific advertising growth rates are highly subjective.

Fair value calculations by their nature require management to make assumptions about future operating results which can be difficult to predict with certainty. They are influenced by our view of future advertising trends in the industry, and in the markets in which we operate newspapers. As discussed above, the variability in these trends and the difficulty in projecting advertising growth in particular in each newspaper market are impacted by the unprecedented declines in advertising.

Subsequent events

Third amendment to the 2005 Credit Agreement

The Credit Agreement, dated as of December 14, 2005 (the “Credit Agreement”), contains financial covenants requiring Morris Publishing to meet certain financial tests on an on-going basis, including a minimum interest coverage ratio, a minimum fixed charge ratio, and maximum cash flow ratios, based upon the consolidated financial results of Morris Communications and its subsidiaries (including us).

On October 8, 2008, we, as borrower, entered into Amendment No. 3 (“Amendment No. 3.”), effective as of September 30, 2008 (“Effective Date”), to the Credit Agreement, which originally provided for $350 million of senior secured term and revolving credit facilities.

On the Effective Date, $145.5 million was outstanding under the Credit Agreement, with $60 million outstanding under the revolving credit facility.

Amendment No. 3 relaxes these financial tests as of September 30, 2008 through the delivery date of Morris Communications’ financial statements for the quarter ending June 30, 2009 (but not later than August 29, 2009). With respect to the financial tests, Amendment No. 3 permits add backs of one-time cash expenses for severance costs of up to $5 million in calculating cash flow, excludes term loan principal payments for specific quarters from the fixed charges, and excludes at all times taxes applicable to certain one-time items (asset sales and debt repurchases) from the fixed charges.

In addition, Amendment No. 3 reduces the threshold for mandatory prepayments upon asset sales, now generally requiring prepayments when aggregate net cash proceeds on dispositions exceed $5 million, and deleting the exception that would have permitted such proceeds to be reinvested in other assets.

Further, Amendment No. 3 requires Morris Communications and its subsidiaries (including us) to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). Due to this requirement, we have classified all of the debt outstanding under the Credit Agreement as of the Effective Date as current maturities of long-term debt within current liabilities on the condensed consolidated balance sheet.

Amendment No. 3 places greater restrictions on the ability of Morris Communications and its subsidiaries (including us) to incur other indebtedness, make other acquisitions of businesses or investments (other than the Morris Communications’ acquisition obligations in effect on the Amendment No. 3 Effective Date)or to make restricted payments, as such terms are defined in the Credit Agreement. Amendment No. 3 does not restrict dividends or restricted payments from us to Morris Communications. Amendment No. 3 prohibits the voluntary prepayment or purchase of any of our senior subordinated notes. We had no acquisition obligations in effect on the effective date of the amendment.

Amendment No. 3 increases the interest rate on borrowings under the Credit Agreement and the commitment fee on undrawn amounts under the revolving credit facility. Interest rates may vary depending upon the consolidated cash flow ratio of Morris Communications and its subsidiaries. Based upon the current cash flow ratio, (i) the interest rate on Eurodollar loans will generally increase to the LIBO rate, plus 2.50% (rather than LIBO rate plus 1.25% prior to Amendment No. 3), and (ii) the interest rate on loans tied to the alternate base rate (generally the prime rate of JPMorgan Chase Bank, the administrative agent) will generally increase to prime plus 1.50% (rather than prime plus 0.25% prior to Amendment No. 3). The applicable interest rates will further increase by another 0.50% after March 31, 2009. The commitment fee increases to 0.50% (up from 0.375%) on undrawn amounts under the revolving credit facility. Amendment No. 3 also provides for an upfront fee of 25.0 basis points (0.25% of the principal amount) based on the reduced commitment for lenders approving the amendment.

On the Effective Date, we could borrow and use for general corporate purposes approximately $40 million under our most restrictive covenants from the newly amended senior bank credit facility and were in compliance with all financial covenants under our amended credit facility arrangements.

The foregoing summary is a brief description of the terms and conditions of the Amendment No. 3 that are material to our, but does not include all of the provisions of the amendment. A complete copy of Amendment No. 3 is furnished as Exhibit 99.1 to the Form 8-K filed with the U.S. Securities and Exchange Commission on October 8, 2008.

The impact of the mandatory transaction requirement in Amendment No. 3 will require us to (i) refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could significantly increase our cost of borrowing; (ii) generate funds through the sale of assets; (iii) raise capital from debt or equity transactions with third party lenders or investors or with our parent or other related entities; or (iv) a combination of the foregoing, no later than May 30, 2009 (or to at least enter into a letter of intent to do so). Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, we would likely be required to take one of such actions no later than August 29, 2009 since we would be unlikely to meet the financial covenants under the Credit Agreement when we deliver Morris Communications’ consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate).

The senior debt is guaranteed by our parent, Morris Communications, and our parent’s other subsidiaries. The mandatory transaction requirement could be satisfied if a guarantor enters into a transaction that would induce a lender to refinance our senior debt, if a guarantor raises sufficient funds to purchase the loans and commitments from the existing senior creditors, or if a guarantor raises sufficient funds to refinance the senior debt with a new loan from the guarantor. We do not expect Morris Communications to make any capital contributions that would enable us to reduce our senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays our senior debt, we would expect the guarantor to step into the shoes of the senior creditors and become the senior creditor.

In view of the current and expected future market conditions in the credit markets and the newspaper industry (as evidenced by the impairment charge to write-off our goodwill as discussed earlier in this analysis),we may be unable to satisfy the mandatory transaction requirement of Amendment No. 3 on our own. We will likely be dependent on the ability and willingness of our parent and guarantors to enter into a transaction that would allow us to amend or refinance the senior debt. An amendment or refinancing of our senior debt may be on less favorable terms and conditions than the current Credit Agreement as amended. In absence of an amendment or refinancing of the senior debt, we will likely be in default under the Credit Agreement in late May or August of 2009, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

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

Amendment to Management and Services Agreement

On October 1, 2008, we entered into a Third Amendment to Management and Services Agreement, which was designed to reinstate fees payable by us for management and shared services to our parent, Morris Communications and the parent’s affiliate, MSTAR Solutions, LLC (“MSTAR Solutions”). The payment of said fees had been suspended by the Second Amendment to Management and Services Agreement.

Under the third amendment, payment of the management fee and the technology and shared services fee will be reinstated beginning October 1, 2008. Prior to the Third Amendment, the payment of these fees had been suspended for the period from May 1, 2008 through December 31, 2008. Absent this amendment, we would not have been obligated to pay fees until January 1, 2009.

Termination of retiree health care plan

During November of 2008, Morris Communications initiated procedures to terminate its retiree health care plan (see Subsequent Events), effective with respect to claims incurred on and after January 1, 2009. At that time, the plan will cease to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

We participate in Morris Communications’ retiree health care plan, with the expenses and postretirement health benefit obligation related to the plan being allocated to us based on total headcount.

Our estimate of the total net periodic benefit cost for all of 2008 is $1.4 million.

At September 30, 2008, the postretirement health benefit obligation allocated to us was $23.2 million. We are currently evaluating the effect that the termination of this obligation will have on our financial position, results of operations, and cash flows.

Financial summary for the three months ended September 30, 2008 compared to September 30, 2007

Financial Summary. The following table summarizes our consolidated financial results for the three months ended September 30, 2008 and 2007:

	Three months ended September 30,
(Dollars in millions)	2008	2007

Total net operating revenues	$78.2	$92.2
Total operating expenses	242.0	76.4
Operating (loss) income from continuing operations	(163.8)	15.8
Other expenses, net	6.6	9.5
(Loss) income from continuing operations before taxes	(170.4)	6.3
(Benefit) provision for income taxes	(7.2)	2.4
(Loss) income from continuing operations	(163.2)	3.9

Income from discontinued operations, net of provision for income taxes	-	1.1

Net (loss) income	$(163.2)	$5.0

Loss from continuing operations

Our loss from continuing operations for the third quarter was $163.2 million compared to income from continuing operations of $3.9 million during the same quarter last year.

Our third-quarter operating results included a $170.7 million pre-tax write-down of all of our goodwill, a non-cash charge that does not affect our operating cash flows or our compliance with our financial debt covenants. This charge reflects the continuing and expected future declines in advertising revenues which are due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media.

The income tax benefit for continuing operations was $7.2 million, compared to an income tax provision for continuing operations of $2.4 million last year. The $170.7 million pre-tax write-down of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill is not deductible for income tax purposes.

Excluding the write-down of intangible assets, income from continuing operations before taxes was $0.3 million compared to $6.3 million during the third quarter last year.

Interest and loan amortization expense totaled $6.8 million, down $2.8 million from $9.6 million last year primarily due to the reduction in our outstanding debt.

Excluding the goodwill impairment charge, our operating income was $6.9 million down $8.9 million, or 56.6%, from $15.8 million for the third quarter last year.

Total net operating revenues were $78.2 million, down $14.0 million, or 15.2%, from $92.2 million, with both the print advertising decline and the online employment classified advertising decline accelerating due to the slowing economy and the secular changes in our industry.

Total operating expenses, excluding the goodwill impairment charge, were $71.4 million, down $5.0 million, or 6.6%, from $76.4 million, as a result of our strict efforts to reduce costs.

Total labor and employee benefit costs were $31.9 million, down $3.6 million, or 10.2%; newsprint ink and supplements costs were $9.2 million, up $0.1 million, or 1.3%; and other operating costs were $26.8 million, down $1.4 million, or 5.1%. Depreciation and amortization expense was $3.5 million, down $0.1 million, or 2.7%.

Our operating expenses were favorably impacted by reductions in head count, employer 401(k) contributions, medical insurance claims and unfavorably impacted by increased fuel costs and one-time employee severance payments. The significant increase in average cost per ton of newsprint was only partially offset by the savings from decreased consumption of newsprint.

In addition, we recently eliminated the unprofitable niche products and publications at many of our newspapers or implemented various programs to reduce their costs, which included reducing distribution frequency or quantity, discontinuing distribution to unprofitable locales, closing bureau offices, and eliminating FTE’s associated with these products.

Discontinued operations and net income

On November 30, 2007, we completed the sale (“GateHouse sale”) of fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year unsecured $10.0 million promissory note bearing interest at 8% per annum.

In addition, a preliminary working capital adjustment paid by GateHouse to us at the closing of the transaction totaled $2.5 million with the remaining working capital adjustment recorded at that time within other consolidated assets on our consolidated balance sheet.

At September 30, 2008, the balance on the note receivable was $10.1 million, including $0.1 million in accrued interest. During the three and nine month periods ended September 30, 2008, interest income accrued on these notes totaled $0.2 million and $0.6 million, respectively.

The results of operations of all newspapers, publications and businesses included in the sale to GateHouse have been recorded as discontinued operations during the three and nine month periods ended September 30, 2007.

During the third quarter of 2007, the income from discontinued operations, net of the $0.6 million income tax provision, was $1.0 million, with total operating revenues of $17.3 million and total operating costs of $15.6 million.

Net income during the third quarter of 2007 was $5.0 million.

Net operating revenue. The table below presents the total net operating revenue from continuing operations and related statistics for the three months ended September 30, 2008 compared to September 30, 2007:

(Dollars in millions)	Three months ended September 30,		Percentage change
	2008	2007	2008 vs. 2007
Net operating revenues
Advertising
Retail	$33.5	$38.0	(12.0%)
Classified	23.4	32.8	(28.7%)
National	4.0	4.4	(7.5%)
Total advertising revenues	60.9	75.2	(19.0%)
Circulation	15.3	14.5	5.4%
Other	2.0	2.5	(18.9%)
Total net operating revenues	$78.2	$92.2	(15.2%)

Advertising revenue:

Total advertising revenue was $60.9 million, a decrease of $14.3 million, or 19.0%, from last year, with continued losses in the recruitment, real estate, auto, and majors accounts. Retail, national and classified advertising categories were down 12.0%, 7.5% and 28.7%, respectively. The third quarter of 2008 included thirteen Sundays compared to fourteen last year, having an unfavorable impact on this year’s quarter over quarter comparisons, as Sundays usually generate more print advertising revenue than the other six days of the week.

In addition, our third-quarter results continue to reflect the industry’s shift from print and insert advertising to online advertising. Compared to the third quarter of 2007, run of press advertising revenue was $36.8 million, down $11.7 million, or 24.1%. Insert advertising revenue was $12.7 million, down $1.7 million, or 12.1%, and advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $3.0 million, down $0.4 million, or 11.3%.

Online advertising revenue was $8.4 million, down $0.5 million, or 5.3%, from last year due to the shift in online employee classified advertising to national third party Web sites and the reduction in employment opportunities. Excluding the employment classified category, online advertising revenue was up 10.7%.

Compared to the third quarter of last year, total page-views were 161.6 million, up 12.4 million, or 8.3%, and unique page-views were 12.1 million, up 2.8 million, or 30.2%, reflecting our long-term strategy of becoming an increasingly digital media operation.

Our existing Florida newspapers and publications, which account for 34.7% of our total advertising revenues, contributed 45.9% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $5.8 million, or 24.6%, and St. Augustine was down $0.5 million, or 18.7%.

As for our other larger daily newspapers, Augusta was down $2.0 million, or 22.5%, Savannah was down $1.7 million, or  24.9%, Lubbock was down $1.2 million, or 17.3%, Amarillo was down $0.9 million, or 14.4%, Topeka was down $0.8 million, or 16.3%, and Athens was down $0.6 million, or 17.8%.

Retail advertising revenue:

Retail advertising revenue was $33.5 million, down $4.6 million, or 12.0%, from the prior year, with significant declines from all majors which include department, discount, grocery, electronics, home improvement and out of business stores, and from hospitals, telecommunications, office supply, pharmacies, and banks.

Insert retail revenue was $11.4 million, down $1.6 million, or 12.4%, while print retail advertising revenue was $16.7 million, down $3.0 million, or 15.2%, from the third quarter of last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.8 million, down $0.3 million, or 9.6%, from last year. Retail online revenue was $2.6 million, up $0.3 million, or 14.4%, from the third quarter of last year.

Jacksonville’s retail advertising revenue was down $0.6 million, or 6.0%, compared to the third quarter of 2007; an improvement over the 2007 quarter over quarter decline. Jacksonville’s retail advertising revenue was down $2.9 million, or 23.6%, in third quarter of 2007 compared to 2006.

In addition, Augusta was down $1.1 million, or 21.5%, Savannah was down $0.7 million, or 19.6%, and Lubbock was down $0.7 million, or 17.9%.

Classified advertising revenue:

Total classified advertising revenue was $23.4 million, down $9.4 million, or 28.7%, from the third quarter of 2007, with large declines in the print and online recruitment category.

Classified run of press advertising revenue was $17.7 million, down $8.3 million, or 32.0%, and online classified revenue was $5.4 million, down $1.0 million, or 15.4%, from the third quarter of last year. Excluding the employment category, online classified revenue was unchanged from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $4.7 million, or 41.6%, and our St. Augustine newspaper was down $0.4 million, or 33.8%.

As for our other larger daily newspapers, Savannah was down $1.0 million, or 31.5%, Augusta was down $0.8 million, or 23.6%. Lubbock, Amarillo, Topeka and Athens were each down $0.5 million, or 18.7%, 18.8%, 20.8%, and 34.2%, respectively.

National advertising revenue:

Total national advertising revenue was $4.0 million, down $0.4 million, or 7.5%, from the third quarter last year, with Jacksonville contributing most of the net decrease.

Circulation revenue:

During the third quarter, circulation revenue was $15.3 million, up $0.8 million, or 5.4%, from the same quarter last year, primarily due to the change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. During the first quarter of 2008 we began selling these copies directly to the subscribers and paying our carriers a delivery fee, in effect, favorably impacting our circulation revenue while increasing our other operating costs. Adjusting the $1.2 million in incremental carrier delivery costs at our two Florida newspapers from our circulation revenue; our total circulation revenue was down 3.1% from last year.

Daily and Sunday circulation volume was down 7.7% and 8.1%, respectively, with Jacksonville contributing nearly 43% of each decline.

While some of these declines were the direct result of our cutting of distribution in unprofitable areas, the high cost of fuel is impacting the sales and retention efforts at many of our newspapers.

In addition, we have eliminated expensive third-party circulation programs that many advertisers believe have limited value, and recent price increases have caused some loss in circulation.

With the exception of Brainerd and our two Alaska newspapers, daily single copy prices were raised from 50 cents to 75 cents at the beginning of October 2008. In addition, Bluffton is converting from a free to a paid distribution newspaper as of December 31, 2008.

We have purchased a software license agreement to replace the print edition newspaper in education (“NIE”) copies at all of our newspapers with electronic editions in order to reduce our net production costs. In addition, we anticipate marketing electronic edition only copies to new subscribers and providing print subscribers free access to these electronic editions during the first six months of 2009.

Other Income:

Other income was $2.0 million, down $0.5 million, or 18.9%, from last year.

Net operating expense.. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for three months ended September 30, 2008 compared to September 30, 2007:

(Dollars in millions)	Three months ended September30,		Percentage change
	2008	2007	2008 vs. 2007
Operating expenses

Labor and employee benefits	$31.9	$35.6	(10.2%)
Newsprint, ink and supplements	9.2	9.1	1.3%
Other operating costs	26.8	28.2	(5.1%)
Write-down of intangible assets	170.7	-	-
Depreciation and amortization	3.5	3.5	(2.6%)
Total operating expenses	$242.1	$76.4	216.7%

As previously stated, the change in the way we pay our newspaper carriers in our Florida markets distorts the full impact of our cost saving efforts. Adjusting for the $1.2 million in incremental carrier costs, our total operating costs, excluding the $170.7 million in write-downs of intangible assets, were down $6.2 million, or 8.2%.

Labor and employee benefits:

Our salaries and wages totaled $24.1 million, down $1.7 million, or 6.5%. Average FTE’s (or full time equivalents) were down 309, or 10.8%. Excluding the $0.9 million in severance payments and the $0.3 million in salaries and wages paid to terminated employees in the third quarter of 2008, our average pay rate was down 0.4%.

Jacksonville’s average FTE’s were down 143, or 18.1%, contributing 46.3% of our average total net decrease.

Commissions and bonuses were $3.7 million, down $0.6 million, or 13.6%, from last year due to the decline in advertising revenue.

Employee medical insurance cost was $1.7 million, down $0.4 million, or 19.7%, due to the decline in claims and the number of plan participants.

Post retirement benefit cost was $0.3 million, up 15.3% from the same quarter last year.

Employer matching contributions to the 401(k) plan were $0.1 million, down $0.7 million from $0.8 million during the third quarter last year due to the suspension of employer matching contributions.

Newsprint, ink and supplements cost:

Compared to last year, total newsprint expense was $8.0 million, up $0.4 million, or 5.2%, with the 41.8% increase in the average cost per ton of newsprint offset somewhat by the 25.8% decrease in newsprint consumption.

During the last part of 2008, we expect additional newsprint cost increases. In addition, the daily page count maximums and percentages that we have established at our larger newspapers should help sustain our reduced consumption.

Supplements and ink expense decreased 3.4% and 18.4%, respectively.

Other operating costs:

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $5.1 million, down $0.9 million, or 15.3%, from last year. These fees for the third quarter of 2008 were not actually paid as a result of a temporary amendment of our Management Agreement, but was treated as if paid by us with a capital contribution from our parent. The payment of these fees have been reinstated for the fourth quarter of 2008 (see Subsequent Events).

Excluding these fees and the $1.2 million in incremental carrier costs at our Florida newspapers, other operating costs were down 7.8%.

Financial summary for the nine months ended September 30, 2008 compared to September 30, 2007

Financial Summary. The following table summarizes our consolidated financial results for the nine months ended September 30, 2008 and 2007:

	Nine months ended September 30,
(Dollars in millions)	2008	2007

Total net operating revenues	$243.1	$279.6
Total operating expenses	390.7	237.0
Operating income from continuing operations	(147.6)	42.6
Interest expense	21.7	28.4
Pre-tax gain on repurchases of debt	(9.3)	-
Other	(0.8)	(0.2)
Other expenses, net	11.6	28.2
(Loss) income from continuing operations before taxes	(159.2)	14.4
(Benefit) provision for income taxes	(3.6)	5.7
(Loss) income from continuing operations	(155.6)	8.7

Income from discontinued operations, net of provision for income taxes	-	2.0

Net (loss) income	$(155.6)	$10.7

Loss from continuing operations

Our loss from continuing operations for the first nine months of 2008 was $155.6 million compared to income from continuing operations of $8.7 million during the same period last year.

Our third-quarter of 2008 operating results included a write-down of intangible assets; a non-cash charge that does not affect our operating cash flows or our compliance with our financial debt covenants.

The income tax benefit from continuing operations was $3.6 million, compared to an income tax provision from continuing operations of $5.7 million for the first nine months last year. The $170.7 million pre-tax write-down of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill is not deductible for income tax purposes. Our effective tax rate for income from continuing operations was 39.6% for the first nine months of 2007.

In addition, during the first two quarters of 2008, we repurchased $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gains on these transactions was $9.3 million.

Excluding the write-down of intangible assets and the pre-tax gains on repurchases of debt, income from continuing operations before taxes was $2.2 million, down $12.2 million, or 84.7%, from $14.4 million last year.

Interest and loan amortization expense totaled $21.7 million, down $6.7 million from $28.4 million last year primarily due to the reduction in our outstanding debt.

Excluding the goodwill impairment charge, our operating income was $23.1 million, down $19.5 million, or 45.8%, from $42.6 million last year.

Total net operating revenues were $243.1 million, down $36.5 million, or 13.0%, and total operating expenses, excluding the goodwill impairment charge, were $220.1 million, down $17.0 million, or 7.2%.

Total labor and employee benefit costs were $99.9 million, down $9.3 million, or 8.5%; newsprint, ink and supplements costs were $28.0 million, down $2.1 million, or 7.2%; and other operating costs were $81.7 million, down $3.3 million, or 3.9%. Depreciation and amortization expense was $10.5 million, down $2.2 million, or 17.1%, with a large portion of intangible assets becoming fully amortized.

More specifically, our operating costs were favorably impacted by reductions in employee health insurance costs, employer 401(k) contributions, and newspaper head count and unfavorably impacted by increased fuel costs and employee severance payments.

Discontinued operations and net income

During the first nine months of 2007, income from discontinued operations, net of the $1.3 million provision for income taxes, was $2.0 million, with total operating revenues of $50.6 million and total operating costs of $47.3 million.

Net income during the first nine months of 2007 was $10.7 million.

Net operating revenue. The table below presents the total net operating revenue from continuing operations and related statistics for the nine months ended September 30, 2008 compared to September 30, 2007:

(Dollars in millions)	Nine months ended September 30,		Percentage change
	2008	2007	2008 vs. 2007
Net operating revenues
Advertising
Retail	$102.4	$115.0	(10.9%)
Classified	75.5	99.5	(24.1%)
National	13.5	14.5	(7.0%)
Total advertising revenues	191.4	229.0	(16.4%)
Circulation	44.8	43.1	4.0%
Other	6.9	7.5	(8.1%)
Total net operating revenues	$243.1	$279.6	(13.0%)

Advertising revenue:

Advertising revenue was $191.4 million, a decrease of $37.6 million, or 16.4%, from last year. Retail, national and classified advertising categories were down 10.9%, 7.0% and 24.1%, respectively.

Advertising revenue represented 78.7% of our total net operating revenue. Our advertising revenue consisted of 53.5% in retail, 39.5% in classified and 7.0% in national. Online advertising revenue, included in all advertising categories above, was 13.6% of our total advertising revenue, up from 11.1% last year.

Print advertising continued to be soft during the first nine months, particularly in the classified categories. Compared to the first nine months of 2007, run of press advertising revenue was $117.7 million, down $33.0 million, or 21.9%, and insert advertising revenue was $38.3 million, down $4.7 million, or 10.9%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $9.4 million, down $0.6 million, or 6.2%.

Online advertising revenue was $26.0 million, up $0.7 million, or 2.7%, from last year. Excluding the employment classified category, online advertising revenue was up 13.1%.

Compared to the first nine month last year, total page-views were 484.8 million, up 56.8 million, or 13.3%, and unique page-views were 35.2 million, up 7.7 million, or 28.1%, reflecting our customers’ migration to the internet platform.

Our existing Florida newspapers and publications, which accounted for 35.3% of our total advertising revenues, contributed 57.2% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $18.9 million, or 25.2%, and St. Augustine was down $1.2 million, or 16.2%.

As for our other larger daily newspapers, Augusta was down $4.5 million, or 16.9%, Savannah was down $3.7 million, or 18.3%, Lubbock was down $2.6 million, or 12.6%, Amarillo was down $2.0 million, or 11.4%, Topeka was down $1.6 million, or 10.6% and Athens was down $1.3 million, or 13.3%.

Retail advertising revenue:

Retail advertising revenue was $102.4 million, down $12.6 million, or 10.9%, from the first nine months last year. Insert retail revenue was $34.3 million, down $4.2 million, or 11.0%, while print retail advertising revenue was $51.2 million, down $9.3 million, or 15.4%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $8.9 million, down $0.5 million, or 4.7%, from last year. Retail online revenue was $8.0 million, up $1.4 million, or 22.0%, from the first nine months of last year.

Jacksonville’s retail advertising was down $4.1 million, or 13.6%.

As for our other larger daily newspapers, Augusta was down $2.5 million, or 16.4%, Lubbock was down $1.6 million, or 14.4%, Savannah was down $1.0 million, or 9.9%, Amarillo was down $1.1 million, or 12.0%, and Topeka was down $0.8 million, or 10.9%.

Our other daily newspapers, with the exception of Kenai and Bluffton, were, together, down $1.1 million, or 7.0% from last year. Bluffton was up $0.3 million, or 18.1% and Kenai was up $0.1 million, or 6.2%.

Retail advertising revenue from our other non-dailies were, together, down $0.8 million, or 5.4%.

Classified advertising revenue:

Total classified advertising revenue was $75.5 million, down $24.0 million, or 24.1%, from the first nine months last year.

Classified run of press advertising revenue was $57.9 million, down $22.3 million, or 27.8%, and online classified advertising revenue was $16.8 million, down $1.4 million, or 7.5%, from last year. Excluding the employment classified category, online classified advertising revenue was down $0.1 million, or 1.4%.

Our Jacksonville newspaper’s classified advertising revenue was down $13.5 million, or 37.4%, and our St. Augustine newspaper was down $1.2 million, or 29.1%.

As for our other daily newspapers, Savannah was down $2.6 million, or 26.2%, Augusta was down $1.7 million, or 15.9%, Athens was down $1.1 million, or 27.3%, Amarillo was down $1.1 million, or 12.5%, Lubbock was down $1.1 million, or 12.3%, and Topeka was down $0.8 million, or 12.7%.

Total combined classified advertising revenue from our other five daily newspapers was down $0.8 million, or 12.1%.

National advertising revenue:

Total national advertising revenue was $13.5 million, down $1.0 million, or 7.0%, from the first nine months last year, with Jacksonville contributing all of the net decline.

Circulation revenue:

During the first nine months of 2008, circulation revenue was $44.8 million, up $1.7 million, or 4.0%, from the same period last year, primarily due to the change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. Adjusting the $2.5 million in incremental carrier delivery costs at our two Florida newspapers from our circulation revenue; our total circulation revenue was down 1.8% from last year.

Other Income:

Other income was $6.9 million, down $0.6 million, or 8.1%, from the same period last year, with the $0.8 million increase in Skirt! magazine license and royalty fee income being more than offset by the reduction in commercial printing revenue, direct mail and other income.

Net operating expense. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the nine months ended September 30, 2008 compared to September 30, 2007:

(Dollars in millions)	Nine months ended September 30,		Percentage change
	2008	2007	2008 vs. 2007
Operating expenses

Labor and employee benefits	$99.9	$109.2	(8.5%)
Newsprint, ink and supplements	28.0	30.1	(7.2%)
Other operating costs	81.7	85.0	(3.9%)
Write-downs of intangible assets	170.7	-	0.0%
Depreciation and amortization	10.5	12.7	(17.1%)
Total operating expenses	$390.8	$237.0	64.8%

As stated above, the change in the way we pay our newspaper carriers in our Florida markets distorts the full impact of our cost saving efforts. Adjusting the $2.5 million in incremental carrier costs, our total operating costs, excluding the $170.7 million write-downs of intangible assets, were down $19.4 million, or 8.2%. These decreases are due mainly to head count reductions, newsprint conservation measures, and other cost reduction initiatives put into place during the year. Adjusting for one-time costs such as severance pay, we expect total operating costs for all of 2009 to be lower by at least another 7.0%.

Labor and employee benefits from continuing operations:

Our salaries and wages totaled $72.2 million, down $5.0 million, or 6.5%, from last year. Average FTE’s (or full time equivalents) were down 289, or 9.8%. Excluding the $1.7 million in severance payments and the $2.1 million in salaries and wages paid to terminated employees in 2008, our average pay rate was down 1.8%.

Jacksonville’s average FTE’s were down 143, or 16.8%, contributing 49.5% of our average total net decrease.

Commissions and bonuses were $11.3 million, down $2.0 million, or 14.7%, from last year, due to the decrease in advertising sales.

Employee medical insurance cost was $7.0 million, down $1.4 million, or 16.6%, due to the decrease in plan participants and the reduction in claims experience.

Compared to the first nine months of last year, post retirement benefit cost was $1.0 million, up $0.1 million, or 15.3%.

Effective July 13, 2008, we suspended indefinitely the employer 401(k) plan matching contributions, with matching contributions totaling $1.8 million for the first nine months this year, down $0.9 million from $2.6 million last year. On September 30, 2008, the plan included 1,209 participants. The total employer match during the fourth quarter of last year was $0.9 million on an average of 1,792 plan participants.

Newsprint, ink and supplements cost from continuing operations:

Compared to last year, total newsprint expense was $24.4 million, down $1.1 million, or 4.2%, from last year, with the 20.4% increase in the average cost per ton of newsprint offset by the 20.5% decrease in newsprint consumption. During the last quarter of 2008, we expect additional newsprint cost increases and continued decreases in consumption.

Supplements expense decreased $0.6 million, or 24.2%, and ink expense decreased $0.2 million, or 10.7%.

Other operating costs:

The combined technology and shared services fee and management fee charged to continuing operations by our parent under the management agreement totaled $15.8 million, down $2.4 million, or 13.0%, from $18.2 million last year. Approximately $8.7 million of these fees were not actually paid as a result of a temporary amendment of our Management Agreement, but was treated as if paid by us with a capital contribution from our parent. The payment of these fees have been reinstated for the fourth quarter of 2008 (see Subsequent Events).

Excluding these fees and the incremental carrier costs at our Florida newspapers, other operating costs were down $4.1 million, or 6.0%.

Liquidity and capital resources

Cash was $8.7 million at September 30, 2008, up $4.6 million from $4.1 million at December 31, 2007.

Our primary source of liquidity is the cash flow generated from operations and our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the senior subordinated notes, capital expenditures, income taxes, dividends and loans to affiliates, and working capital.

Mandatory transaction required by Amendment No. 3 to our Credit Agreement. The impact of the mandatory transaction requirement in Amendment No. 3 to our Credit Agreement (see Subsequent Events) will likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could significantly increase our cost of borrowing, no later than May 30, 2009 (or to at least enter into a letter of intent to do so). Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, we would likely be required to amend or refinance the senior credit facilities no later than August 29, 2009, since we would be unlikely to meet the financial covenants under the Credit Agreement when we deliver Morris Communications’ consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate).

The senior debt is guaranteed by our parent, Morris Communications, and our parent’s other subsidiaries. The mandatory transaction requirement could be satisfied if a guarantor enters into a transaction that would induce a lender to refinance our senior debt, if a guarantor raises sufficient funds to purchase the loans and commitments from the existing senior creditors, or if a guarantor raises sufficient funds to refinance the senior debt with a new loan from the guarantor. We do not expect Morris Communications to make any capital contributions that would enable us to reduce our senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays our senior debt, we would expect the guarantor to step into the shoes of the senior creditors and become the senior creditor.

In view of the current and expected future market conditions in the credit markets and the newspaper industry (as evidenced by the impairment charge to write-off our goodwill as discussed earlier in this analysis), we may be unable to satisfy the mandatory transaction requirement of Amendment No. 3 on our own. We will likely be dependent on the ability and willingness of our parent and guarantors to enter into a transaction that would allow us to amend or refinance the senior debt. An amendment or refinancing of our senior debt may be on less favorable terms and conditions than the current Credit Agreement as amended. In absence of an amendment or refinancing of the senior debt, we will likely be in default under the Credit Agreement in late May or August of 2009, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

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

Recent developments in the capital and credit markets. Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies.

In the current credit environment, we believe that our principal sources of liquidity, which are existing cash and cash equivalents, cash flows provided from operating activities, and the borrowing capacity under the amended bank credit facilities (see Subsequent Events), will be sufficient to meet our ongoing operating needs through the end of May 2009.

However, if the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions. While not significant to us thus far, continued disruptions in the credit markets may also result in higher future borrowing costs associated with our short-term and long-term debt.

Operating activities. Net cash provided by operations was $28.3 million for the first nine months of 2008, up $3.2 million from $25.1 million for the same period in 2007.

Current assets were $61.7 million and current liabilities were $49.3 million as of September 30, 2008 as compared to current assets of $72.8 million and current liabilities of $49.1 million as of December 31, 2007.

We manage our working capital through the utilization of our revolving credit facility. However, due to the March 31, 2009 mandatory loan repayment transaction deadline included in Amendment No. 3 to the Credit Agreement, Morris Communications (including us) has classified all of the debt outstanding under the Credit Agreement as of the Effective Date as current maturities of long-term debt within current liabilities on the condensed consolidated balance sheet. However, because this mandatory transaction could involve a refinancing or an assignment of the interests of the current creditors in the Credit Agreement to new/other creditors, it may not necessarily result in a reduction of our outstanding debt.

We amended our management and service agreement with Morris Communications to temporarily eliminate the management fee and technology and shared services fee payable by us to our parent for the period from May 1, 2008 through September 30, 2008. The intent of this amendment was to retain cash and reduce our operating expenditures. The payment of the management fee and the technology and shared services fee were reinstated beginning October 1, 2008 (see Subsequent Events).

While the required payment of these fees had been eliminated, our other operating costs continued to reflect all of the costs of the management and technology and shared services incurred by our parent, with the $8.7 million in total costs for the period May 1, 2008 through September 30, 2008 being recorded as capital contributions from our parent. The elimination of the fee had the effect of increasing net cash provided by operations in 2008 by this $8.7 million.

At September 30, 2008, the recorded working capital adjustment due from GateHouse was $3.9 million. We are currently negotiating with GateHouse to settle the amount and payment terms of this receivable.

Investment activities. Net cash provided by investing activities was $11.4 million for the first nine months of 2008 compared to $9.9 million used by investing activities for the same period in 2007.

At the close of the GateHouse sale during the fourth quarter last year, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, our parent acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, our parent returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

For the first nine months in 2008 and 2007, we spent $1.7 million and $10.1 million on property, plant and equipment, respectively. For 2008, we expect our total capital expenditures to be between $2.0 million and $5.0 million.

The $10 million promissory note receivable from GateHouse Media matures on November 30, 2008, however, GateHouse has requested relief and we are currently negotiating new terms.

Financing activities. Net cash used in financing activities was $35.0 million for the first nine months of 2008 compared to $16.5 million for the same period in 2007.

Period end debt summary:

Total debt was $424.0 million at September 30, 2008, down from $427.9 million at December 31, 2007. The average interest rate on our total debt outstanding was approximately 6.2595% and 6.6932% at September 30, 2008 and December 31, 2007, respectively.

As of September 30, 2007, our total debt was $526.0 million, with $51.0 million outstanding on the then $175 million revolving credit facility.

The amount outstanding on the revolving credit facility at September 30, 2008 and December 31, 2007, totaled $60 million and $39 million, respectively.

During the three months and nine months ended September 30, 2008, we paid $1.1 million and $3.4 million, respectively in principal due on the Tranche A term loan and have another $2.3 million in principal payments due by the end of 2008. At September 30, 2008, total outstanding on the term loan was $85.5 million.

At September 30, 2008, the interest rate on the term loan (under Amendment No. 3, see Subsequent Events) was 6.3125% and the weighted average interest rate on the revolver was 5.778%. The commitment fee on the unborrowed funds available under the revolver was .50% (under Amendment No. 3) at September 30, 2008 and .375% at December 31, 2007.

Amendment No. 3 to the Credit Agreement reduced the revolving credit commitments to $100 million from $175 million and increased the interest rate on borrowings and the commitment fee on undrawn amounts under the revolving credit facility.

During the first and second quarter of 2008, we repurchased a total of $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gain on these transactions was $9.3 million. In addition, we wrote off $0.4 million in unamortized loan fees related to these extinguished bonds. At September 30, 2008, $278.5 million was outstanding on the senior subordinated notes.

Leverage ratio under notes indenture:

As of the date of this quarterly report on Form 10-Q, our consolidated leverage ratio, as defined in the indenture governing the senior subordinated notes, exceeds 6.5 to 1.0. Additional restrictions apply under the Indenture so long as our consolidated leverage ratio exceeds 6.5 to 1. Most notably, (i) we cannot pay dividends or make other restricted payments (as defined in the indenture) to our parent, other than permitted tax distributions to pay our share of our parent’s tax obligations, and (ii) we cannot incur additional indebtedness, other than permitted indebtedness as defined in the indenture.

The exception for permitted indebtedness allows us to incur indebtedness under the senior credit facility, to refinance the senior credit facility or other existing indebtedness, to incur other indebtedness up to $100 million at any time outstanding, and to incur other specified types of indebtedness.

The prohibition on restricted payments generally means that we cannot pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the indenture. The prohibition on investments generally means that we cannot make loans; however, the exception for permitted investments allows us to make up to $40 million of loans at any time outstanding to subsidiaries of Morris Communications to fund working capital, capital expenditure and acquisition requirements, to make up to $20 million of additional loans or investments at any time outstanding, or to make other specified types of investments.

Loan receivable (to) from Morris Communications:

Our indenture, with certain restrictions described in Note 3 of our financial statements, allows us to make loans both to and from Morris Communications.

The interest-bearing portion of all loans from us to our parent bear the same rate as the borrowings under the Credit Agreement (currently, this rate is LIBO rate (adjusted to the nearest 1/16th) + 2.50%). We distinguish between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

Given the historical practice of us and our parent settling a significant portion of the outstanding loan receivable balance with a dividend, this arrangement is considered in substance a capital distribution transaction and is classified as contra-equity within member’s deficit. In addition, interest accrued on this loan receivable is reported as contra-equity within member’s deficiency in assets for the periods presented. However, because the consolidated leverage ratio under the senior subordinated debt indenture exceeds 6.5 to 1.0, we are currently prohibited from settling this loan receivable with a dividend.

The amount outstanding on the intercompany loan receivable from Morris Communications was $14.4 million as of September 30, 2008. The amount outstanding on the intercompany loan receivable due from Morris Communications was $4.4 million as of December 31, 2007 offset by $30.5 million loan payable to Morris Communications for income taxes payable on the GateHouse sale.

During the nine month periods ended September 30, 2008 and 2007, we reported the $0.5 million and $1.4 million, respectively, in accrued loan receivable interest as contra-equity. As of September 30, 2008, the total accumulated interest accrued on the loan receivable was $5.6 million.

The average interest rate for the nine month periods ended September 30, 2008 and 2007 was 4.181% and 6.382%, respectively, on average loan receivable balances of $16.1 million and $28.5 million, respectively.

Dividends:

We, with certain restrictions under our indenture, may make dividend payments to our parent to fund its cash needs for general business purposes, capital expenditures and acquisitions. However, because the consolidated leverage ratio under the senior subordinated debt indenture exceeds 6.5 to 1.0, we are currently prohibited from making any restricted payments at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2007 filed with the U.S. Securities and Exchange Commission on Form 10-K.

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report regarding long-term debt).

Based on our $145.5 million of variable rate debt at September 30, 2008, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual interest expense by $1.5 million and net income by $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the U.S. Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three month period ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

•	We may be unable to refinance our senior bank debt when required in early to middle 2009.

The mandatory transaction requirement of Amendment No. 3 to our Credit Agreement requires Morris Communications and its restricted subsidiaries (including us) to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). The impact of the mandatory transaction requirement in Amendment No. 3 will likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could significantly increase our cost of borrowing, no later than May 30, 2009 (or to at least enter into a letter of intent to do so). Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, we would likely be required to amend or refinance the senior credit facilities no later than August 29, 2009, since we would be unlikely to meet the financial covenants under the Credit Agreement when we deliver Morris Communications’ consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate).

In view of the current and expected future market conditions in the credit markets and the newspaper industry, we may be unable to satisfy the mandatory transaction requirement of Amendment No. 3 on our own. We will likely be dependent on the ability and willingness of our parent and guarantors to enter into a transaction that would allow us to amend or refinance the senior debt. An amendment or refinancing of our senior debt may be on less favorable terms and conditions than the current Credit Agreement as amended. In absence of an amendment or refinancing of the senior debt, we will likely be in default under the Credit Agreement in late May or August of 2009, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

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

•	The guarantors of our senior bank debt may be unable or unwilling to raise funds or otherwise help us refinance or amend our senior bank credit facility.

The senior bank debt is guaranteed by our parent, Morris Communications, and our parent’s other subsidiaries. The mandatory transaction requirement to repay or could be satisfied if a guarantor enters into a transaction that would induce a lender to refinance our senior debt, if a guarantor raises sufficient funds to purchase the loans and commitments from the existing senior creditors, or if a guarantor raises sufficient funds to refinance the senior debt with a new loan from the guarantor. We do not expect Morris Communications to make any capital contributions that would enable us to reduce our senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays our senior debt, we would expect the guarantor to step into the shoes of the senior creditors and become the senior creditor.

•	Our ability to access the capital and credit markets, unexpected changes in interest rates, or changes in our debt rating could harm our financial position.

Recently, the capital and credit markets have become increasingly volatile as a result of adverse conditions that have caused the failure and near failure of a number of large financial services companies. If the capital and credit markets continue to experience volatility and the availability of funds remains limited, it is possible that our ability to access the capital and credit markets may be limited by these or other factors at a time when we would like, or need, to do so, which could have an impact on our ability to refinance maturing debt and/or react to changing economic and business conditions.

Changes from our expectations for interest rates can have a material impact on our financial results and we may not be able to completely mitigate the effect of significant interest rate changes. Changes in our debt rating could have a material adverse effect on our interest costs and financing sources.

•	The value of our business may be less than the amount of our debt.

Our business, and the newspaper industry in general, has suffered dramatic declines in advertising revenue, at a time of weak general economic conditions and tight capital markets, and in the midst of a secular shift in readership and advertisers with the continued growth of the internet. The market value of newspaper companies have declined dramatically in the past several years, especially in 2008. These factors, as reflected in our write-off of the $170.7 million of goodwill remaining on our balance sheet, have resulted in a decrease in the current value of our newspaper business. Our current debt is greater than the fair value of our business as determined in our impairment analysis using a weighted average of a discounted cash flow model and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry. Even if we are able to refinance our senior debt in 2009, we may be unable to pay all of our long-term debt when it comes due, unless our business or the valuation metrics improve.

•	Our attempts to cut costs may not be successful or may harm our business.

We plan to continue to aggressively cut operating costs in order to increase or preserve our cash provided by operations. These efforts may not be successful, or may harm our business by decreasing our ability to attract advertisers and/or hurting the quality of our product and our market penetration.

•	We may not be able to increase, or stop the decline, in advertising revenue.

Beginning in the third quarter of 2006, advertising declined as the real-estate boom began to unwind and our newspapers in Florida, which experienced the largest run up in real estate values, experienced advertising revenue declines. However, since the end of 2007, the real-estate-led downturn has subsequently spread to other sectors in the economy and across our other markets. As a result, the advertising decline has worsened in 2008, with the decline accelerating during the third quarter of 2008. Further, advertising has been moving to the internet, with this shift in advertiser preferences accelerated as the economy slowed. While much of this advertising, with the exception of the employment classified category, was retained by our newspapers’ Web sites, low cost to entry and the searchable internet format gave rise to more competition online than in print, most of which is in the classified advertising category. During the third quarter of 2008 our online employment classified was down $1.0 million, or 26.7%. To be successful, we will need to increase advertising revenues.

We plan to focus on new and different revenue programs to help our advertising customers, both in print and online. We are arming our sales force with new tools through extensive training programs and we have reorganized our sales force to reflect the importance of the online category now and into the future. We are focused on growing our online audience and positioning ourselves as the primary provider of local online information in all of our markets. These efforts may not be successful, or even successful increases in online revenue may not fully offset declines in print revenue.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1
Third Amendment to Management and Services Agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated October 1, 2008 (filed as an exhibit to the Form 8-K of Morris Publishing Group filed October 7, 2008, which is incorporated by reference).

10.2
Amendment No. 3, effective as of September 30, 2008, to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, Morris Communications, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities (filed as an exhibit to the Form 8-K of Morris Publishing Group filed October 8, 2008, which is incorporated by reference).

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: November 14, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: November 14, 2008	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)