Form 10-K
period 2008-12-31
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2009-03-31
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

N/A

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐                         No ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company.

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

Yes ☒                        No ☐

The aggregate market value of the voting and non-voting common equity of the Registrants held by non-affiliates is $0 as of June 30, 2008 and currently.

Throughout the year 2008 for which this report is provided, Morris Publishing Group, LLC was a wholly owned subsidiary of Morris Communications Company, LLC, a privately held media company. In this report, Morris Publishing Group, LLC is considered as and will be referred to as a wholly owned subsidiary of Morris Communications Company, LLC. “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries and “Morris Communications” and “`parent” refers to Morris Communications Company, LLC.

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation. Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

-i-

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors, included herein, as well as other risks and factors identified from time to time in our SEC filings.

-ii-

Part I

During 2008, we experienced a significant net loss which resulted, in part, from the decline in revenues and the impairment of goodwill. In addition, our financial position and liquidity deteriorated due to the significant decline in advertising revenue. The reader should evaluate any information provided herein in this context. See Item 1A-Risk Factors and Item 8-Financial Statements and Supplementary Data, notes 1, 5 and 9, included herein, for additional information.

Item 1—Business

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all Amendments to those reports are available free of charge on our Web site, Morris.com, as soon as feasible after such reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing Group, LLC (“Morris Publishing”) is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K. Further, our reference to the URL for this Web site is intended to be an inactive textual reference only.

Subsequent reorganization

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications Company, LLC (“Morris Communications”), then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the existing pledges of the membership interests of Morris Publishing and Morris Communications to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of Morris Communications. “Morris Publishing,” “we,” “us” and “our” refer to Morris Publishing Group, LLC and its subsidiaries and “Morris Communications” and “parent” refers to Morris Communications Company, LLC.

History

Morris Publishing Group is a private company owned by the William S. Morris III family as part of their group of companies.

Morris Publishing was formed in 2001 as MCC Newspapers, LLC to own and operate the newspaper business historically operated by Morris Communications. We changed our name to Morris Publishing Group, LLC in July 2003.

William S. Morris III joined our business in the 1950s and has been our chairman for more than three decades. William S. Morris IV, his elder son, is president and CEO of Morris Publishing. The Morris family became involved with The Augusta (Ga.) Chronicle in 1929, when William S. Morris, Jr., father of today’s chairman, became a bookkeeper at the daily newspaper, which was started in 1785 as the Augusta Gazette, the town’s first newspaper. Mr. Morris Jr. purchased The Augusta Chronicle in the early 1940s with a partner, and later purchased his partner’s half interest.

With the Augusta morning and afternoon newspapers as a base, our expansion began in the 1950s with the purchase of a television station in Augusta and an initial public offering of common shares, which were re-purchased in 1959. In the 1960s, we sold the television station and purchased two other daily newspapers in Georgia—one in Savannah and one in Athens. In 1972, we purchased our Texas newspapers in Amarillo and Lubbock. In 1983, we acquired The Florida Publishing Company, which included The Florida Times-Union (Jacksonville, Fla.) and other Florida newspapers.

Our expansion continued in 1995 with the purchase of all of the outstanding stock of Stauffer Communications, Inc. This purchase included 20 daily newspapers, non-daily newspapers and shoppers, as well as television and radio stations and other properties. The television stations were shortly thereafter disposed of by Morris Communications Company, LLC or its other operating subsidiaries.

In 2005, we launched Bluffton Today, originally a free daily newspaper, in Bluffton, South Carolina, a vehicle for new innovations in daily newspaper and Web publishing, with some of the content being user contributed. As of January 1, 2009, we began charging for print copies.

In 2006, we acquired The (Barnwell, S.C.) People-Sentinel, The Hampton County (S.C.) Guardian, The (Edgefield, S.C.) Citizen News and the Sylvania (Ga.) Telephone from Community Newspapers, Inc., all non-daily newspapers located within the greater Augusta market area.

In 2007, we entered into a strategic alliance with Yahoo! Inc. (“Yahoo!”), joining the recently formed media consortium, which allows us to reach Yahoo!’s community of online users. Part of that potential has been realized through our agreement with Yahoo! for HotJobs, Search Services, Content Matched Ads, as well as, Sponsored Search Ads, Yahoo! Behavioral Targeting and the cross selling of ad space between Morris properties and Yahoo! Web sites. This arrangement leverages our reach into the local advertising community and leverages Yahoo!’s reach into the local, national and global population. We both benefit from each other’s strengths. The Yahoo! consortium currently includes more than 30 companies and approximately 800 daily newspapers across the United States.

In 2007, we began publishing North Augusta (S.C.) Today, a free weekly community newspaper specializing in local news and citizen journalism. An online companion to the printed product, NorthAugustaToday.com, mirrors the weekly printed publication and posts breaking news between publications.

In 2007, we also began publication of Bryan County (Ga.) Now, Effingham County (Ga.) Now, and Frenship Today (Lubbock, Texas), all weekly newspapers serving suburban areas of our Savannah and Lubbock markets.

Since the 2003 acquisition of Skirt!, a free distribution women’s magazine in Charleston, South Carolina, Morris has expanded Skirt! magazines and presently owns and circulates Skirt! in six southeastern markets. In addition, Skirt! magazines is currently licensed and published in Atlanta (Ga.), Knoxville (Tenn.), Boston (Mass.), Richmond (Va.), Memphis (Tenn.), Birmingham (Ala.), Greensboro (N.C.), Greenville (N.C.), Hampton Roads (Va.), Lexington (Ky.), Raleigh (N.C.), Tampa Bay/St. Petersburg (Fla.) and Winston Salem (N.C.).

In 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The daily newspapers sold include the Dodge City (Kans.) Daily Globe, The Newton (Kans.) Kansan, The (Pittsburg, Kans.) Morning Sun, the Hillsdale (Mich.) Daily News, The Holland (Mich.) Sentinel, the Hannibal (Mo.) Courier-Post, The (Independence, Mo.) Examiner, The Grand Island (Nebr.) Independent, the York (Nebr.) News-Times, The Daily Ardmoreite (Okla.), The Shawnee (Okla.) News-Star, the Yankton (S.D.) Daily Press & Dakotan, The Oak Ridger (Tenn.), and the News Chief (Winter Haven, Fla.). The non-daily newspapers include La Estrella (Dodge City, Kans.), The Girard (Kans.) City Press and the Vermillion ( S.D.) Plain Talk. The commercial printing operation was Flashes Publishing (Mich.), which also printed The Holland Sentinel and the Flashes Shopping Guides (Mich.), related free non-daily community publications included in the sale. While these were good markets, we felt that our resources should be directed toward our larger markets where future growth would create greater returns on our investments.

Industry and market data

Unless otherwise indicated, information contained in this report concerning the newspaper industry, our general expectations concerning the industry and our market position and market share within the industry are derived from data from various third party sources as well as management estimates. Management’s estimates are derived from third party sources as well as data from our internal and proprietary research and from assumptions made by us, based on such data and our knowledge of the newspaper industry which we believe to be reasonable. We have not independently verified any information from third party sources and cannot assure you of its accuracy or completeness. Our internal research has not been verified by any independent source. While we are not aware of any misstatements regarding any industry or similar data presented herein, such data involves risks and uncertainties, and is subject to change based on various factors, including those discussed under the caption “Risk factors” in this report.

Data on our market position and market share within our industry is based, in part, on independent industry publications, government publications, reports by market research firms or other published independent sources, including Newspaper Association of America and Audit Bureau of Circulation statistics. Unless otherwise indicated, all circulation information contained in this report for Morris Publishing is based upon our internal records, and represents yearly averages for daily or Sunday circulation.

Industry background

Key revenue drivers

The newspaper industry is reported to generate annual revenues of approximately $57 billion primarily based on advertising and circulation. On average, 80% of its total revenue is derived from print and online advertising, while 20% comes from circulation. Approximately 74% of all newspaper revenue is from the print advertising media.

While newspaper revenue is directly impacted by the level of advertising, it is indirectly impacted by market conditions and factors like changes in supply and demand for various products and changes in interest rates. Newspaper companies can affect, to some extent, the demand for advertising by influencing circulation and readership, and by adjusting advertising rates, sales efforts and customer service.

There are three major classifications of newspaper advertising; retail, classified, and national:

•
Retail advertising, also called local advertising, makes up approximately 50% of total newspaper advertising. Department and discount stores, grocery and drug stores, and furniture and appliance stores are the main advertisers in this category. These are local accounts or regional and national businesses with local retail operations. Local retail businesses that do display advertising are also in this category.

Major retail store chains have experienced significant merger and consolidation activity over the last several years, and some have gone out of business. Therefore, the number of retailer brand names have been substantially reduced. Retail revenue is also being impacted by the current recession; with the decline in the real estate market negatively impacting the retail advertising related to home improvement, furniture and home electronics.

•
Classified advertising includes employment, real estate for sale or rent, automotive and other categories, and comprises approximately 34% of total advertising; it is the most cyclical type of newspaper advertising.

Classified advertising is the category that has been most severely impacted by the current economic environment. The employment category, including both print and online, declined as unemployment increased. In addition, the employment online category declined as employers switched to other third party search platforms.

In 2007 and 2008, the real estate classified category suffered declines due to cyclical declines in sales prices and an increase in unsold homes. Real estate classified advertising was severely affected in high growth states such as Florida and California.

The automotive category has declined over the last three years due to industry-wide issues affecting domestic auto manufacturers and the economic conditions which have lead to the current recession.

•
National advertising, also known as general advertising, includes manufacturers’ product advertising, travel and resorts, or retailers with no local representatives in the market. This category is the smallest, comprising approximately 16% of the total, and carries the highest rates.

•	While newspapers have continued to lose advertising market share to other media, newspapers should remain competitive given that (as we believe):

o Newspapers are the medium most people use to check advertising before they make their purchases.

o Newspapers carry more local news than other media, and

o Newspapers claim the largest share of local advertising.

While newspaper audiences are growing, circulation volumes have been declining fractionally for a number of years. Newspapers are reaching increasingly larger audiences through modest growth in print readership and rapid online audience growth, as well as through additional specialty and niche publications. Nonetheless, declines in circulation volume could adversely impact advertising revenue and circulation prices.

Economic conditions

The United States economy has been in a recession since December 2007 (National Bureau of Research), and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. During 2008, our industry’s operating revenues, operating results and cash flows were impacted by the recession. The depth and duration of the recession in the markets that each operates may further reduce their future revenues, operating results and cash flows.

Key cost drivers

The two largest costs of a newspaper are labor and newsprint.

Labor: Labor costs represent approximately 35-40% of total revenues. Total industry employment steadily declined in the 1990s, as significant investment in more automated production methods has led to efficiencies and higher productivity per worker. However, industry wide medical health care insurance and pension benefit costs are rising.

Newsprint: Newsprint (the basic raw material of newspapers, and classified and specialty publications) costs represent 10-15% of newspapers’ total revenues and is purchased by most companies from suppliers through a newspaper consortium. The supply of newsprint should remain adequate for the industry needs and the industry’s relationship with the newsprint producers is generally good. However, price fluctuations have a significant effect on each newspaper company’s results of operations.

Newsprint prices are volatile and fluctuate based upon factors that include foreign currency exchange rates and both foreign and domestic production capacity and consumption. We have not entered into derivative contracts for newsprint.

For the quantitative impacts of these fluctuations, see Part II, Item 7A, Quantitative and Qualitative Disclosures about Market Risk, included herein.

Circulation and readership

Circulation is important to the newspaper industry in two ways. From an editorial perspective, increased circulation demonstrates the quality of the editorial product and the demand for the paper from readers. From a revenue perspective, advertisers are willing to pay higher rates for greater reach.

The newspaper industry has faced circulation and readership declines over the past 25 years, with a large part of the decline due to a decline in evening newspapers, and the emergence of nightly news broadcasts, 24-hour news channels, and the Internet. The total number of morning daily newspapers has more than doubled over that period.

The advertising recession over the past few years has driven publishing companies to reduce their operating costs. Consequently, the industry is experiencing a trend toward consolidation. By owning multiple properties in specific markets, newspaper publishers can spread costs and achieve greater efficiencies.

Telemarketing rules adopted by the Federal Trade Commission and Federal Communications Commission, including the “National Do-Not-Call Registry” and regulations, have had an impact on the industry’s ability to source subscriptions through telemarketing. The industry has implemented several programs to offset the effect of this legislation and are focusing on retaining current customers through stronger retention efforts, which include increased customer service, lengthening the subscription periods for new and existing customers, and new payment methods. Newspapers have increased their circulation sales efforts on kiosk sales, and newspaper-in-education programs, while also looking toward other methods (direct mail, etc.). Now telemarketing accounts for a significant percentage of new order starts.

In addition, in order to diversify, newspapers have begun efforts in circulation and advertising target marketing segmentation. This allows newspapers to target individual households based on various demographic and lifestyle characteristics, focusing on those that “look like” the best and most desired customers. Newspapers believe that this effort plus increased retention efforts will allow them to better control circulation volumes and to grow circulation in the geographic and demographic groups that advertisers want.

Online

The Internet provides an additional medium through which newspapers reach audiences, and newspapers have ventured online to increase readership and leverage their local brands. Prior to the economic recession in 2008, overall Internet and home broadband penetration had risen substantially during the previous ten years, with approximately one-third of all Internet users looking for local news turning to online newspapers. Newspaper Web sites now deliver the best local audiences of any mass media in local markets.

Online advertising revenue makes up approximately 7% of total newspaper advertising. Online advertising consists of display, banner, rich media, directories, classified or other advertising on Web sites associated and integrated with print publications and on third party affiliated Web sites, such as Yahoo!.

Historically, the majority of local online advertising dollars came from classifieds, with the Internet accounting for about 13-15% of all help wanted revenues. However, due to the current economic conditions and competition from other third-party online vendors, newspapers have seen a significant decline from all major classified online categories.

Morris Publishing Group overview

During 2008, Morris Publishing, the core business unit of Morris Communications, contributed approximately 60.5% of Morris Communications’ total net operating revenues, down from 66.5% in 2007.

Morris Communications' other divisions include: outdoor advertising, national magazines, visitor publications, radio and book publishing and distribution. It also has an online and technology division.

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Our corporate offices are located at 725 Broad Street, Augusta, Georgia, 30901 and our telephone number at this address is 706-724-0851.

Our 13 newspapers are geographically dispersed, primarily serving mid-sized to small communities in Florida, Georgia, Texas, Kansas, Minnesota, Alaska, Arkansas, and South Carolina. The majority of our daily newspapers have no significant competition from other local daily newspapers in their respective communities.

At the end of 2008, our largest newspapers were The Florida Times-Union, Jacksonville, Florida, The Augusta Chronicle, Georgia, The Topeka Capital-Journal, Kansas, Savannah Morning News, Georgia, Lubbock Avalanche-Journal, Texas, Amarillo Globe-News, Texas, and the Athens Banner-Herald, Georgia, which together account for approximately 89% of both our current daily and Sunday circulation.

We operate in a single reporting segment, and the presentation of our financial condition and performance is consistent with the way in which our operations are managed. However, from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local conditions, particularly within the retail, auto, housing and labor markets. In addition, each newspaper’s 2008 advertising revenues were impacted by the recession.

Our total net operating revenue from continuing operations for 2008 was $322 million and has ranged between $375 million and $404 million over the previous four years.

We have two primary sources of revenue: advertising and circulation. In 2008, the advertising source, including both print and online media formats, represented 78.2% of total operating revenues. We are constantly working to maximize our competitive advantage to grow our advertising revenues. Retail, classified and national advertising revenue represented 55.8%, 37.0% and 7.2%, respectively, of our total 2008 advertising revenue, compared to 52.1%, 41.5%, and 6.4%, respectively, in 2007.

Online advertising revenue, included in all advertising categories above, represented 13.2% of our total 2008 advertising revenue, up from 10.9% last year. Compared to last year, total page-views were 698.9 million, up 79.1 million, or 13.9%, and unique visitors were 53.6 million, up 11.6 million, or 30.9%, reflecting our customers’ migration to the Internet platform.

Advertising revenue is primarily determined by the linage, Internet page views, rate and mix of advertisements. The advertising rate depends largely on our market reach, primarily through circulation, and readership. Circulation revenue is based on the number of newspapers sold.

During 2008, the circulation source represented 18.9% of total net operating revenue.

Our other revenues consist primarily of commercial printing, periodicals, other online revenue, licensing and royalty fees and other miscellaneous revenue, and represented 2.9% of our 2008 total operating revenue.

Employee and newsprint expenses are the primary costs at each newspaper.

Since December 31, 2006, we have eliminated through attrition or staff reductions 753 full time equivalent employees (“FTE’s”), or about 24% of our workforce. Jacksonville, alone, accounted for 53% of the reduction. These work force reductions were made in response to our declining revenues and the current economic conditions. In addition, a significant portion of our work force reductions were from natural attrition.

In addition, our past operating performance has been affected by fluctuating newsprint prices. The following table reflects the percent change in our average price of newsprint and the total tonnes of 30 pound newsprint consumed for the last ten years:

	% Change in Average Price	Tonnes* Consumed
1999	-	97,572
2000	9.9%	98,788
2001	1.0%	88,151
2002	(21.3%)	84,788
2003	4.5%	82,304
2004	10.2%	80,800
2005	10.3%	79,881
2006	7.4%	70,200
2007	(10.4%)	72,474
2008	21.6%	45,804	**
10 year total	29.7%	800,762

*30 # Newsprint basis
**Note that a significant portion of the decrease in tonnes consumed in 2008 was due to our sale of 14 newspapers and other publications to GateHouse in November 2007. These publications consumed approximately 10,032 tonnes in 2007.

Morris Publishing management expense

Morris Communications has provided and will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of Morris Communications’ time was and will continue to be devoted to our affairs.

Morris Communications, its subsidiaries or affiliates currently provide senior executive management services and personnel (including the services of Mr. Morris III, Mr. Morris IV, Craig S. Mitchell and Steve K. Stone), as well as general and administrative services such as legal, accounting, finance and treasury, tax, merger and acquisition, risk management, human resources/personnel, employee benefits, travel and aircraft usage, corporate communications, real estate, online services, research services, architectural and engineering, and external and internal audit functions, purchasing and participation in the Shared Services Center operated by MStar Solutions, LLC (“MStar”).

As compensation for these services, Morris Communications is entitled to receive management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business (such allocations to be based upon time and resources spent on the management of our business by Morris Communications).

In addition, as part of the initiatives to develop the Shared Services Center and technological platform, we currently pay the lesser of our allocable share (based upon usage) of the actual costs of operations of MStar Solutions or 2.5% of Morris Publishing’s total annual net operating revenues. Prior to the first amendment to the services contract in 2005, Morris Publishing had expensed its allocable share (based upon usage) of the actual costs of operations of MStar.

The amended services agreement is scheduled to terminate in 2013 on the due date of our 7% Senior Subordinated Notes dated as of August 7, 2003 (the “Notes”). However, we may terminate the agreement if Morris Communications fails to cure a material breach, performs dishonestly, files bankruptcy, or in certain other events. In addition, Morris Communications may terminate the agreement if Morris Publishing fails to pay the fees or experiences a change in control.

On May 16, 2008, we entered into a second amendment to the services contract, which was designed to eliminate the fees payable by us for management, technology and shared services to our parent for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce our operating expenditures. Effective October 1, 2008, we entered a third amendment to the services contract which repealed the elimination of these fees and reinstated the payment of these fees to our parent.

Per the U.S. Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, we recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within other operating costs and treated the cost of these services as a capital contribution by our parent.

Employee-relations

At December 31, 2008, we employed approximately 1,998 full-time and 374 part-time employees, none of whom is covered by collective bargaining agreements. We believe that our relations with our employees are generally good.

During 2008, work force reductions were made as part of multiple efficiency and consolidation efforts taken in response to our declining revenues and the current economic conditions. Severance payments were made to terminated employees based on pay level and length of service. In addition, a significant portion of our work force reductions were from natural attrition.

We provide competitive medical and group life insurance programs for full-time employees. Under our medical insurance plan we are self insured, therefore, we pay a substantial portion of the employee medical costs. However, effective July 13, 2008, we indefinitely suspended the employer match (up to 5% of each eligible employee’s wages) under the 401(k) benefit plan. In addition, we terminated coverage under the post retirement benefit plan for all claims incurred after December 31, 2008.

Effective April 1, 2009, we will reduce employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 5 percent for those who earn less than $25,000 per year, 7.5 percent for those earning $25,000 to $50,000, and 10 percent for those earning $50,000 or more (which includes all Morris Publishing senior executives).

Seasonality

Newspaper companies tend to follow a distinct and recurring seasonal pattern. The first quarter of the year tends to be the weakest quarter because advertising volume is then at its lowest level. Correspondingly, the fourth quarter tends to be the strongest quarter as it includes holiday season advertising.

Competition

While most of our daily newspapers are the only daily newspapers published in their respective communities, they do compete within their own geographic areas with other weekly newspapers in their own or adjacent communities, other daily newspapers published in adjacent or nearby cities and towns, as well as regional and national newspapers. Competition for advertising and paid circulation comes from local, regional and national newspapers, shoppers, radio and television broadcasters, cable television (national and local), direct mail, electronic media, including the Internet, and other forms of communication and advertising media that operate in our markets. Competition for advertising revenue (the aggregate amount of which is largely driven by national and regional general economic conditions) is largely based upon advertiser results, readership, advertising rates, demographics and circulation levels, while competition for circulation and readership is based largely upon the content of the newspaper, its price and the effectiveness of its distribution. Our non-daily publications, including shoppers, compete primarily with direct mail advertising, shared mail packages and other private advertising delivery services.

Newspapers

The following table sets forth our 13 daily newspapers and their Web sites which were owned and operated by us at December 31, 2008:

Daily newspaper markets	Publication	Web site (http://www.)

Alaska
Juneau	Juneau Empire	juneauempire.com
Kenai	Peninsula Clarion	peninsulaclarion.com

Arkansas
Conway	Log Cabin Democrat	thecabin.net

Florida
Jacksonville	The Florida Times-Union	jacksonville.com
St. Augustine	The St. Augustine Record	staugustine.com

Georgia
Athens	Athens Banner-Herald	onlineathens.com
Augusta	The Augusta Chronicle	chronicle.augusta.com
Savannah	Savannah Morning News	savannahnow.com

Kansas
Topeka	The Topeka Capital-Journal	cjonline.com

Minnesota
Brainerd	Brainerd Dispatch	brainerddispatch.com

South Carolina
Bluffton	Bluffton Today	blufftontoday.com

Texas
Amarillo	Amarillo Globe-News	amarillo.com
Lubbock	Lubbock Avalanche-Journal	lubbockonline.com

The following table summarizes total net operating revenues from continuing operations for our 7 largest daily newspapers along with our other newspapers and related publications which were owned and operated by us at December 31, 2008 (dollars in thousands):

	Twelve months ended December 31,
Publications	2008	2007	% Change Period over Period

Florida Times-Union	$96,408	$119,955	(19.6%)
Augusta Chronicle	38,252	44,284	(14.8%)
Savannah Morning News	28,753	34,373	(16.7%)
Lubbock Avalanche-Journal	29,638	34,304	(13.6%)
Amarillo Daily-News	27,531	30,398	(9.4%)
Topeka Capital-Journal	23,949	26,070	(8.2%)
Athens Banner-Herald	14,352	16,255	(11.7%)
Six other daily newspapers	36,692	39,633	(7.4%)
Non-daily publications	2,059	1,209	(0.1%)
Other	24,195	28,147	(52.4%)
	$321,829	$374,628	(14.1%)

The following table sets forth the average circulation for the 7 largest daily newspapers owned and operated by us at December 31, 2008, based upon the 2008 audited reports:

Newspaper	Avg. Daily Circulation*	Avg. Sunday Circulation*

Florida Times-Union	140,977	197,668
Augusta Chronicle	70,129	85,870
Savannah Morning News	48,059	59,697
Topeka Capital-Journal	44,059	53,267
Lubbock Avalanche-Journal	47,867	55,455
Amarillo Daily-News	43,269	52,454
Athens Banner-Herald	27,117	29,177

*Source: Audit Bureau of Circulation, Most Recent Audit Reports, 2008

The following daily newspapers are in our seven largest markets:

Jacksonville. The Florida Times-Union, which we have operated since 1983, is our largest newspaper and serves the Jacksonville, Fla., metropolitan area of 516 thousand households with an adult population of approximately 1.0 million. An estimated 34% of north Floridians read The Florida Times-Union daily, 47% read The Florida Times-Union on Sunday and 60% read The Florida Times-Union at least once in seven days. In this market, we publish various niche publications such as Discover Jacksonville, a newcomer’s guide; Water’s Edge, a lifestyle publication for affluent readers; and the Sun weeklies, community newspapers created to serve the various areas of the nearby counties. We also publish three contract military publications, two of which have been awarded the highest Navy awards for excellence.

Augusta. The Augusta Chronicle, which we have operated since the early 1940s, is our second largest newspaper and serves the Augusta, Ga., community of approximately 196 thousand households with an adult population of approximately 400 thousand. In Augusta, we publish a city magazine, and a variety of targeted niche publications, as well as in the surrounding communities, through the purchase in 2006 of The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone weekly newspapers. We also own and publish The News and Farmer, a weekly newspaper serving Louisville, Ga., and The McDuffie Mirror, a weekly publication serving Thomson, Ga. Additional publications include a women’s magazine and a family magazine. During 2007, we began publishing a free weekly community newspaper, the North Augusta Today (S.C.), along with starting up NorthAugustaToday.com, an online daily companion to the printed newspaper.

Topeka. The Topeka Capital-Journal, which we have operated since 1995, serves the Topeka, Kan., community of approximately 93 thousand households with an adult population of approximately 179 thousand. Through marketing partnerships with other Morris Communications subsidiaries, and through the development of more products such as Rock Kansas, At Home, and CJExtra, The Topeka Capital-Journal continues to be the dominant news and advertising source in this market. The Topeka Capital-Journal also publishes a wide variety of books aimed at serving the community and its visitors, including a pictorial history of Topeka as well as several publications devoted to college sports teams in Kansas.

Savannah. The Savannah Morning News, which we have operated since the 1960s, serves the Savannah, Ga., community of approximately 127 thousand households with an adult population total of approximately 253 thousand. During 2007, we began publishing Bryan County (Ga.) Now and Effingham (Ga.) Now, free weekly community newspapers in the nearby counties.

Lubbock. The Lubbock Avalanche-Journal, which we have operated since 1972, serves Lubbock, Texas, a community of approximately 106 thousand households with an adult population of approximately 196 thousand. Lubbock Online, our online counterpart to The Lubbock Avalanche-Journal, averages over 4.5 million page views per month and has generated over $3 million in advertising revenue annually. During 2007, we began publishing Frenship (Texas) Today, a free weekly community newspaper in the nearby suburban community of Frenship, along with starting up FrenshipToday.com, an online daily companion to the printed newspaper.

Amarillo. The Amarillo Globe-News, which we have operated since 1972, serves Amarillo, Texas, a community of approximately 87 thousand households with an adult population of approximately 189 thousand. During 2007, we began publishing the Amarillo Uptown, a magazine targeted toward women and started up Amarillouptown.com, a first-class online daily companion to the printed magazine. The magazine’s distribution is approximately 35 thousand, all of which are delivered to home delivery subscribers of the Amarillo Globe-News on the last Sunday of the month. Single copy buyers and subscribers outside of Amarillo do not receive the magazine.

Athens. The Athens Banner-Herald, which we have operated since 1972, serves Athens, Georgia, a thriving university community of approximately 71 thousand households with an adult population of approximately 150 thousand.

The following table sets forth our non-daily publications and visitor publications owned and operated by us at December 31, 2008, most of which are in close proximity to daily newspaper markets:

Market	Publication

Non-daily newspapers

Alaska
Homer	Homer News
Juneau	Capital City Weekly

Florida
Jacksonville	My Clay Sun, Shorelines, St. Johns Sun, Nassau Sun, Mandarin Sun, Westside Sun, Southside Sun, Arlington Sun, Northside Sun

Georgia
Bryan County	Bryan County Now
Effingham County	Effingham Now
Martinez	The Columbia County News-Times
Thomson	The McDuffie Mirror
Louisville	The News and Farmer and Wadley Herald/The Jefferson Reporter
Sylvania	Sylvania Telephone

Minnesota
Pequot Lakes	Lake Country Echo
Pine River	Pine River Journal

South Carolina
Barnwell	The People-Sentinel
Edgefield	The Citizen News
Hampton County	The Hampton County Guardian
Hardeeville	Hardeeville Today
North Augusta	North Augusta Today (NorthAugustaToday.com)
Ridgeland	Jasper County Sun

Texas
Lubbock	Frenship Today

Visitor publications

Florida
St. Augustine	Best Read Guide

Georgia/South Carolina
Savannah/Hilton Head	Best Read Guide

Texas
Amarillo	Best Read Guide

The following table sets forth our city and other magazines and publications either owned and operated by us or licensed to a third party at December 31, 2008:

Market	Publication

City magazines

Florida
Jacksonville	Water's Edge

Georgia
Athens	Athens Magazine
Augusta	Augusta magazine
Savannah	Savannah Magazine

Other magazines and publications

Alabama
Birmingham	Skirt! magazine*

Florida
Jacksonville	Car Paper
Jacksonville	Career Paper
Jacksonville	Discover Jacksonville
Jacksonville	Skirt! magazine
Jacksonville	H Magazine: The Pulse of Today's Health
St. Augustine	Eco Latino
Tampa/St. Petersburg	Skirt! magazine*

Georgia
Atlanta	Skirt! magazine*
Augusta	Skirt! magazine
Augusta	Augusta Family Magazine
Augusta	AugustaLounge.com**
Savannah/Hilton Head	Skirt! magazine
Savannah	Savannah Coastal Parent
Savannah/Hilton Head	Coastal Antiques and Art
Savannah/Hilton Head/Bluffton	Coastal Senior

Kentucky
Lexington	Skirt! magazine*

Massachusetts
Boston	Skirt! magazine*

Minnesota
Brainerd	Her Voice
Pequot Lakes	Echoland-Piper Shopper
Pine River	Echoland-Piper Shopper

North Carolina
Charlotte	Skirt! magazine
Greensboro	Skirt! magazine*
Raleigh	Skirt! magazine*
Winston Salem	Skirt! magazine*

South Carolina
Beaufort	The Boot
Beaufort	Jet Stream
Charleston	Skirt! magazine
Columbia	Skirt! magazine
Greenville	Skirt! magazine*
Ridgeland	The Jasper Shopper

Tennessee
Knoxville	Skirt! magazine*
Memphis	Skirt! magazine*

Virginia
Hampton Roads	Skirt! magazine*
Richmond	Skirt! magazine*

*Licensed to third party
** Circulation of this publication suspended by licensee as of 12/31/08

Operating strategy

Facing the dual challenges of disruptive innovation and a difficult economy, we are dedicated to making the changes that must be made for our company to prosper in a changing age. It is inevitable that print advertising will continue to decline over the next five years; however, the difference will not be made up by online advertising gains. Despite strong growth over the years in online advertising, total advertising revenues (print and online) are down from prior years.

While we strive to maximize Internet revenue, we are still focusing on our core print products. The print format is a major medium that still works for our readers, advertisers and communities. The market share with our print products gives us a true competitive advantage and a platform from which we can market and promote the right online products to a high level of success. While many advertisers are currently experimenting with many forms of advertising, we believe that many former clients will return to our newspapers, seeking a combination of print and online advertising. Our strategy is to be able to provide advertising in any form our clients desire.

In addition, we seek to utilize advanced technology and superior content to be fully engaged in meeting the industry imperative of building and maintaining circulation and readership in a competitive climate. In all of our news and information products, we are committed to local coverage and to the highest standards of journalism. We are dedicated to coverage that acknowledges the diversity of our readers.

We plan on remaining the pre-eminent source of news, information, advertising and entertainment in our markets by:

•	Remaining an aggressive, agile, innovative and market-driven company, leading our markets by building strong communities.

•	Creating marketplaces, growing market share and maintaining financial strength by creating, acquiring and continually improving products, multimedia platforms, services, and efficiencies.

•	Providing our employees an environment that both motivates and inspires them to continue to produce superior products and to further enhance customer service.

•
Being the leading provider of local information. We believe we are the trusted source of local news, information, and local advertising in the communities we serve. Our newspapers have won various editorial awards in many of our markets. As the leading provider of local news and information in print and online formats in our markets, we believe we can both maintain and increase our share of readership and local advertising expenditures.

•
Increasing readership. We are committed to maintaining the high quality of our newspapers and their editorial integrity to assure continued reader loyalty. Through extensive market research we strive to deliver the service and content each of our markets demands. Furthermore, by introducing niche publications that address the needs of targeted groups and by offering earlier delivery times, we continue to create opportunities to introduce new readers to our newspapers.

•
Growing advertising revenue. Through targeted market research, we attempt to understand the needs of our advertisers. This market understanding enables us to develop programs that address the individual needs of our advertisers and to appeal to targeted groups of advertisers and readers with niche publications addressing specific areas such as real estate, automobiles, employment, farming, nursing, antiques, college student guides, foreign language markets and other items of local interest. In addition, we are dedicated to establishing a better trained and focused sales staff.

•
“N2” process implementation. We have remained committed to innovation and the Newspaper Next or the “N2 approach” as it’s called by the American Press Institute, moving away from the monolithic one masthead product model. We are reaching far beyond the limits of newspapers and news to become what is described as a “Local Information and Connection Utility”.

Local:	Newspapers are more in touch with what is going on in a community than anyone else.

Information:	Accurate, verified, organized, explained, detailed and put in perspective. We do information better than anyone else.

Connection:	Through newspapers and Web sites, individuals can connect with others, with their communities and the entire world.

Utility:	Few people go without utilities such as electricity or phone service. Newspapers must become as vital in peoples’ lives.

•
Enhancing our Web sites to complement our daily newspapers. To further support our readership and revenue growth initiatives, we have made a substantial commitment to enhancing our local Web sites that complement all of our daily newspapers. We intend to move beyond the "online newspaper" model to become the center of online community, featuring powerful new search tools, user-driven content and an integrated view of a local commercial marketplace. The Web site and the newspaper play complementary, non-competing roles in the process of informing and facilitating the community and our Web sites feature profiling and social networking tools designed to engage a younger, more active audience.

In addition, our partnership with Yahoo!, as a result of our participation in the newspaper consortium, has provided us with a new vehicle for generating additional revenue.

As a result of our efforts, we lead all American newspaper companies in the percent of ad revenue generated online, per a top Internet research company. Approximately 13 percent of our advertising revenue comes from online. Our highest newspaper is 25 percent but we have some which are less than 10 percent.

In the latest ABC report, our newspapers ranked third among 12 newspaper companies in the average increase in reach from their Web sites. Athens ranked third among all newspapers in the country in online reach and combined reach.

•
Centralizing operations to support multiple publications. We create synergies and cost savings, including through cross-selling of advertising, centralizing newsgathering and consolidating printing, production and back-office activities. This consolidation involves producing our weekly newspapers, free distribution shoppers and additional niche or regional publications using the facilities of our daily newspapers. We can thereby improve distribution, introduce new products and services in a cost-effective manner and increase readership, offering advertisers expanded reach both geographically and demographically.

Investing in strategic technologies. In conjunction with the Shared Services Center initiative, we will utilize technology to help streamline our back-office operations, improve efficiency and reduce employee headcount. We continuously explore technologies that will enable us to more efficiently print, produce and deliver our newspapers.

Our operating strategy may not successfully increase revenues and cash flows for various reasons. For example, a continued decline in economic conditions, the effects of the increased competition from newspapers or other forms of advertising, or the continuing decrease in the price of local or national advertising could more adversely affect our advertising revenues. Our circulation may continue to be adversely affected by competition from other publications and other forms of media and a declining number of regular newspaper buyers. The decline in circulation could continue to adversely affect both our circulation revenue and our advertising revenue, because advertising rates are dependent upon readership. Further, our stringent efforts to control costs, especially newsprint costs, and to create operating synergies may not be as successful as we anticipate.

Recent initiatives

Yahoo!'s “Search Services” have been launched at most of our newspapers, allowing users to search each newspaper's content using Yahoo!'s advanced “Web Search” technology. Yahoo!'s “Content Matched Ads” are now on our newspapers’ Web pages and Yahoo!'s “Sponsored Search Ads” are on all of our newspapers’ search pages. Our papers are now sharing in the revenue generated from these ads.

A number of our larger daily newspapers now sell local, targeted graphical advertising onto Yahoo!'s Web site, having launched the Yahoo! ad management platform, which provides a system to sell this targeted advertising on Yahoo!’s Web site, but more importantly on all of our Web sites. We are able to target individuals by age, gender, interests, product wants and needs and where they live. We are able to segment deeper for our advertisers.

In the future, our goal is to be able to target these same individuals on a large network of Web sites on behalf of our advertisers, not just our own Web sites. Instead of selling products to our advertisers, we will be selling audience to them, no matter which Web sites that audience is visiting. This is the revolutionary promise of Yahoo! and the newspaper consortium.

We have retooled our sales forces through training programs, reflecting the importance of the online category now and into the future. During 2007, we established a digital advertising sales director position at each of our newspapers, which reports directly to each publisher. Through this effort, we have established an online only sales team that fully understands the value of online and can take that value to the marketplace.

On the content and audience side, we have built a new Web site management system, Morris Site Management System, that gives our journalists the power of building and maintaining our Web sites, not just the technicians. This system also empowers people in our communities to interact with our Web sites as they have never done before.

At many of our newspapers the newsrooms and the online teams have converged to create the “Newroom”, a powerful new nexus for traditional journalism and new media that better serves our communities in this new age.

Having found that our specialty publications now account for a significant and growing share of our revenue, we have moved towards a portfolio or clustering approach that combines the strength of the masthead product with a number of niche products. These additional products complement the core and also extend our brand, our reach, and our value geographically.

In Savannah, Jacksonville, Augusta and at four of our smaller newspapers we have launched platforms for mobile content delivery.

Savannah has multiple auto accounts using the “Uplead Technology” and they are one of a few newspapers in the country that has been able to grow auto revenues in 2008.

Our biggest challenge remains the advertising environment in Jacksonville, Florida, our largest market. Jacksonville’s new management and advertising teams have focused on building relationships with new and existing advertisers, have rebuilt the advertising department, with a new Vice President, a new retail director, and a new classified director, in addition to adding many new sales programs.

In addition, the sale of the fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc during 2007, not only allowed us to pay down existing debt, but more importantly allowed us to concentrate our efforts and financial resources on our larger markets during 2008.

Online editions of our newspaper in a portable document format (“PDF”) are now available to current subscribers, have replaced printed copies used in our newspaper in education programs with the digital edition, and are offered to new subscribers that prefer to receive the paper in that format.

We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

We have eliminated expensive third-party circulation programs, reduced grace periods and have cut circulation in areas that were no longer profitable due to increasing delivery costs. However, the increase in home delivery prices in most of our markets have contributed to our circulation declines.

Given the current operating revenue environment, we have reduced our overall cost structure by reducing staff either through work force reductions or natural attrition, terminating or suspending certain of our benefit programs, and implementing various initiatives, particularly in newsprint consumption, to save cost and improve our operating efficiencies. Through our efforts we have implemented $8.5 million in cost savings for all of 2008 when compared to 2007, with a majority of the cost savings in Jacksonville.

Since December 31, 2006, we have eliminated through attrition or staff reductions 753 FTE’s, or about 24% of our workforce. Jacksonville, alone, accounted for 53% of the reduction.

Included in the $8.5 million cost savings above, our newsprint and direct production savings during 2008 were approximately $2.6 million reflecting our distribution pull back in outlying areas and several other initiatives that reduce newsprint consumption.

In addition, we announced that effective April 1, 2009, we will reduce employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 5 percent for those who earn less than $25,000 per year, 7.5 percent for those earning $25,000 to $50,000, and 10 percent for those earning $50,000 or more (which includes all Morris Publishing senior executives).

Strategic acquisitions and dispositions

We may from time to time seek strategic or targeted investments, including newspaper acquisitions and dispositions and, in that regard, we periodically review newspaper and other acquisition candidates that we believe are underperforming in terms of operating cash flows, are in the same geographic region as one of our existing newspapers where we can achieve an efficient operating cluster of newspapers, or otherwise present us with strategic opportunities for growth. Acquisitions would be made in circumstances in which management believes that such acquisitions would contribute to our overall growth strategy, whether through revenue growth or cost reduction opportunities, and represent attractive values based on price. In addition, we may, in connection with such acquisitions, or otherwise, dispose of or realign our newspapers. This could be accomplished by dispositions, swaps, the exchange of one newspaper for another newspaper, or arrangements in which we and others may contribute newspaper properties to be owned and operated through a joint venture. We may not control such joint ventures and any contribution of assets to a joint venture may reduce our ability to access cash from those assets contributed to the joint venture.

In November 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. While these were good markets, we felt that these newspapers were not the best fit under our existing strategy. We felt that our attention and capital resources should be placed on our larger markets where future growth would create greater returns on our investments. We are currently pursuing a clustering strategy in these larger markets through acquisition and development of new products and publications.

Morris Publishing is currently prohibited by its loan covenants from making any material acquisitions and currently has no commitments with respect to any material dispositions or joint ventures.

Debt and liquidity

Several factors relating to our outstanding debt raise significant uncertainty about our liquidity and ability to continue as a going concern.

These factors include a) our ability to repay, refinance or amend the term loan and revolving credit facilities outstanding as required by Amendment No. 3 to the Credit Agreement, b) our ability to refinance or restructure the Notes under the Indenture; c) our ability to avoid or delay the acceleration of debt maturities upon the expiration of existing waivers of default or forbearance under both the Credit Agreement and the Indenture, and d) our success in avoiding future events of default.

At this time, we cannot determine whether we will be able to adequately resolve these matters. We will likely be dependent on the willingness and ability of Morris Communications and its subsidiaries (which are guarantors of the senior credit facilities under the Credit Agreement, but not of the Notes under the Indenture) or other affiliates to assist us in refinancing or restructuring our indebtedness.

FCC regulatory matters

➢ FCC ownership rules

MCC Radio, LLC, which is under common control with Morris Publishing, owns or has other interests in radio broadcast stations that are subject to regulation by the Federal Communications Commission (“FCC” or “Commission”) under the Communications Act of 1934, as amended (the “Communications Act”). Among other things, and as set forth in more detail below, the FCC’s rules restrict common ownership or control of interests in broadcast stations and certain other media properties in the same market. Relevant to Morris Publishing and its affiliates, these restrictions limit (1) combinations of daily newspapers and radio or television stations in the same market (the “Newspaper/ Broadcast Cross-Ownership Rule”); (2) the number of radio stations in which a single party may have “attributable interests” in a market (the “Local Radio Ownership Rule”); and (3) certain combinations of television and radio stations in the same market (the “Radio/Television Cross-Ownership Rule”). MCC Radio’s broadcast interests may restrict our opportunity to acquire additional newspapers in certain geographic locations.  Those interests and Morris Publishing’s ownership of newspapers may also restrict our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties. In addition, we have another affiliate which holds interests in cable systems.  While our current media holdings and those of our affiliates are not affected by these cable interests, such interests could restrict the range of investments that we and our affiliates can make in other communications businesses, such as local telephone service or video programming, under current FCC rules.

In September 2003, the FCC relaxed many of its ownership restrictions. However, on June 24, 2004, the United States Court of Appeals for the Third Circuit rejected many of the Commission’s 2003 rule changes. The court remanded the rules to the Commission for further proceedings and extended a stay on the implementation of the new rules that the court had imposed in September 2003. In December of 2007 the FCC adopted a Report and Order that left most of the Commission’s pre-2003 ownership restrictions in place, but made modifications to the newspaper/broadcast cross-ownership restriction. A number of parties appealed the FCC’s Report and Order. Those appeals were consolidated in the Third Circuit in November 2008 and remain pending. Certain other parties jointly filed a petition for reconsideration of the decision with the FCC, which also remains pending.

➢ Attribution for purposes of the FCC’s ownership rules

The FCC’s ownership rules restrict the ability of individuals or entities to have “attributable interests” in certain media outlets. Both ownership of daily newspapers and ownership of FCC broadcast licensees are attributable interests for purposes of the FCC’s ownership restrictions. In addition, radio station joint sales agreements (“JSAs”) are attributable if the brokering party (1) sells more than 15 percent of the brokered station’s advertising time per week and (2) owns or has an attributable interest in another radio station in the local market. As discussed in more detail below, in addition to the radio stations owned by MCC Radio, MCC Radio is party to an attributable JSA in the Amarillo, Texas market, where Morris Publishing owns the local newspaper.

➢ Newspaper/broadcast cross-ownership rule

The Newspaper/Broadcast Cross-Ownership Rule generally prohibits one party from holding attributable interests in both a commercial broadcast station and a daily newspaper in the same community. Pursuant to the FCC’s December 2007 decision, however, the Commission will evaluate newly proposed newspaper/broadcast combinations under a non-exhaustive list of four public interest factors. The Commission will apply a presumption that the combination is in the public interest if it is located in a top-20 Nielsen Designated Market Area (“DMA”) and involves the combination of a newspaper and only one television station or one radio station. If the combination involves a television station, the presumption will only apply where the station is not among the top 4 in the DMA and at least eight independently owned and operated newspapers and/or full-power commercial television stations remain in the DMA. All other combinations will be presumed not in the public interest. That negative presumption can be reversed if the combination will result in a new local news source that provides at least seven hours of local news programming per week or if the property being acquired has failed or is failing. The December 2007 changes to the Newspaper/Broadcast Cross-Ownership Rule also are subject to appeal and FCC reconsideration.

In the Topeka, Kansas market, Morris Publishing publishes the Topeka Capital-Journal, and a MCC Radio is the licensee of WIBW(AM) and WIBW-FM, both of which are licensed to Topeka. Similarly, in the Amarillo, Texas market, Morris Publishing publishes the Amarillo Globe-News, while MCC Radio has attributable interests the three radio stations licensed to Amarillo – KGNC(AM) and KGNC-FM (both of which are licensed to MCC Radio) and KXGL(FM) (for which MCC Radio is party to an attributable JSA). These combinations are held pursuant to temporary waivers of the Newspaper/Broadcast Cross-Ownership Rule. Pursuant to the Commission’s 2007 decision, MCC Radio must seek continued waivers of this restriction in order to continue ownership of the Amarillo and Topeka properties. Should the Commission deny one or both of these requests, MCC Radio or Morris Publishing may be forced to divest media properties or take other steps to come into compliance with the Newspaper/Broadcast Cross-Ownership Rule. Further, the Newspaper/Broadcast Cross-Ownership Rule could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.

➢ Local radio ownership rule

The FCC’s current rules limit the number of radio stations in which a single party may have an attributable interest in a single market. These limitations vary, depending on market size. The Commission uses Arbitron-defined markets, where available, to delineate the relevant markets for purposes of these restrictions. In areas outside of Arbitron’s defined markets, station signal contour overlaps provide the relevant market definition.

MCC Radio’s existing radio ownership complies with the Commission’s current Local Radio Ownership Rule. As indicated above, the FCC’s December 2007 decision is subject to appeal and FCC reconsideration, however, and an ongoing FCC rulemaking proceeding is considering alternative ways to define radio markets located outside of Arbitron-rated markets. MCC Radio believes, but cannot guarantee, that this proceeding will have no adverse impact on the compliance of its existing radio ownership with FCC requirements. The FCC’s Local Radio Ownership Rule could also affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.

➢ Radio/television cross-ownership rule

The FCC’s current Radio/Television Cross-Ownership Rule allows a party to own one or two TV stations and a varying number of radio stations within a single market, depending on the size of that market and other factors. This restriction does not have an impact on MCC Radio’s current broadcast holdings, but could affect our ability or the ability of our affiliates to acquire, sell, retain, or modify the facilities of broadcast or newspaper properties.  The Radio/Television Cross-Ownership Rule is also subject to appeal and FCC reconsideration.

The foregoing discussion does not purport to be a complete summary of the Communications Act, other applicable statutes or the FCC’s rules, regulations or policies. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, materially adversely affect the operation and ownership of Morris Publishing and/or its affiliates. More generally, Congress and federal regulatory agencies consider proposals for additional or revised regulations and requirements from time to time. We cannot predict the effect of existing and proposed federal legislation, regulations or policies on our business or operations. Also, several of the foregoing matters are now, or may become, the subject of litigation, and we cannot predict the outcome of any such litigation or the effect on our business.

Environmental matters

Our newspapers use inks, photographic and cleaning chemicals, solvents and fuels. The use, management and disposal of these substances and our operations in general are regulated by federal, state, local and foreign environmental laws and regulations including those regarding the discharge, emission, storage, treatment, handling and disposal of regulated hazardous or toxic substances as well as remediation of contaminated soil and groundwater. These laws and regulations impose significant capital and operating costs on our business and there are significant penalties for violations.

Certain environmental laws hold current owners or operators of land or businesses liable for their own and for previous owners or operators’ releases of hazardous or toxic substances. Because of our operations, the long history of industrial operations at some of our facilities, the operations of predecessor owners or operators of certain of our businesses, and the use, production and release of regulated materials at these sites and at surrounding sites, we may be subject to liability under these environmental laws. Many of our facilities have never been subjected to “Phase I” environmental site assessments or audits. Various facilities of ours have experienced some level of regulatory scrutiny in the past and are, or may become, subject to further regulatory inspections, future requests for investigation or liability for past practices.

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

Item 1A—Risk Factors

The risks described below may not be the only risks we face. Additional risks that we do not yet perceive or that we currently believe are immaterial may also adversely affect our business and the trading price of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the “Notes”).

➢	Risks relating to our debt are as follows:

Our Notes may be or become worthless.

During 2008, we experienced a significant deterioration in our financial position and liquidity, including a large net loss which resulted, in part, from the decline in revenues and the impairment of goodwill. Based upon the equity valuations of other newspaper businesses, and as reflected in our 2008 impairment charge and in the negligible market price of our Notes, the value of our business is likely significantly less than our total indebtedness and may be less than the amount of our senior indebtedness under our Credit Agreement. Further, we did not make the $9.7 million interest payment due February 1, 2009 on our $278.5 million principal amount outstanding on our Notes. Thus, holders or purchasers of our Notes must understand the substantial risk that the entire investment could be lost.

We are in default of the required interest payments on the Notes.

We failed to pay the $9.7 million interest payment due February 1, 2009 on our $278.5 million outstanding on our Notes. On February 26, 2009, we entered into a Forbearance Agreement with holders of over $226.0 million of outstanding principal amount of the notes (over 80% of the outstanding notes). These holders agreed not to take any action a result of the payment default to enforce any of the rights and remedies available to them under the Indenture to the Notes for a period ending at 5:00 p.m. EDT on April 6, 2009. Also on February 26, 2009, we entered into Waiver No. 3 to the Credit Agreement which waives the cross-default resulting from our failure to make this interest payment until April 6, 2009.

If, by April 6, 2009, we do not make the interest payment (plus default interest), obtain further forbearance or waivers, or successfully amend or restructure the debt under the Indenture, then we would be in default under both the Indenture and the covenants of the Credit Agreement. In such an event, all of our debt under the Credit Agreement and the Indenture ($411.7 million in total as of December 31, 2008) could be accelerated and declared immediately due. We do not have the resources to make such payment.

We may not be able to consummate the mandatory transaction required by Amendment No. 3 to our Credit Agreement.

Amendment No. 3 to the Credit Agreement requires us or Morris Communications (including subsidiaries) to consummate a transaction (the “mandatory transaction”)(or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement (currently $140 million), or to purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). The impact of the mandatory transaction requirement in Amendment No. 3 to our Credit Agreement will likely require us to refinance the existing bank debt or seek an Amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, no later than May 30, 2009 (or to at least enter into a letter of intent to do so).

The senior debt under the Credit Agreement is guaranteed by Morris Communications, and its other subsidiaries. The mandatory transaction requirement could be satisfied if a guarantor enters into a transaction that would induce a lender to refinance our senior debt, if a guarantor raises sufficient funds to purchase the loans and commitments from the existing senior creditors, or if a guarantor raises sufficient funds to refinance the senior debt with a new loan from the guarantor. We do not expect Morris Communications to make any capital contributions that would enable us to reduce our senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays our senior debt under the Credit Agreement, we would expect the guarantor to step into the shoes of the senior creditors and become the senior creditor.

In view of the current and expected future market conditions in the credit markets and the newspaper industry (as evidenced by the impairment charge to write-off our goodwill as discussed earlier in this analysis), we may be unable to satisfy the mandatory transaction requirement of Amendment No. 3 on our own, except perhaps by a sale of all of our assets. We will likely be dependent on the ability and willingness of Morris Communications and its subsidiary guarantors to enter into a transaction that would allow us to amend or refinance the senior debt. An amendment or refinancing of our senior debt may be on less favorable terms and conditions than the current Credit Agreement as amended. In absence of an amendment or refinancing of the senior debt, we will likely be in default under the Credit Agreement in late May 2009, in which event we would be unable to borrow on the revolver and may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior credit facility) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay any amounts due on the notes. As a result, the bondholders may receive no payment or less than the full amount they would be otherwise entitled to receive on the notes.

We may not be able to satisfy the stricter financial covenants of Credit Agreement effective in August 2009.

We are unlikely to meet the financial covenants under the Credit Agreement when we deliver consolidated financial statements for us and Morris Communications for the second quarter of 2009, no later than August 29, 2009 (when the relaxed financial covenants terminate). Thus, we will likely be required to amend or refinance the senior credit facilities no later than August 29, 2009, or else we will be in default of the Credit Agreement, resulting in a cross-default under the Indenture. In such an event, all of our debt under the Credit Agreement and the Indenture ($411.7 million in total as of December 31, 2008) could be accelerated and declared immediately due. We do not have the resources to make such payment.

Our debt may be accelerated and there is substantial doubt about our ability to continue as a going concern.

As a result of the defaults or potential defaults in 2009 under our Credit Agreement and Indenture, there is a significant possibility that all of our debt under the Credit Agreement and the Indenture ($411.7 million in total as of December 31, 2008) could be accelerated and declared immediately due. We do not have the resources to make such payment.  Thus, there is substantial doubt about our ability to continue as a going concern. If we liquidate, there may be little or no funds available to make any payments to holders of our Notes.

The notes and the subsidiary guarantees are effectively subordinated to all of our and our subsidiary guarantors’ secured indebtedness and all indebtedness of our non-guarantor subsidiaries.

The Senior Subordinated Notes are not secured. The lenders under our senior credit facilities are secured by liens on substantially all of our and our subsidiaries’ assets and by a pledge of the stock of all of the subsidiary guarantors. If we, Morris Communications or any of the subsidiary guarantors declare bankruptcy, liquidate or dissolve, or if payment under the credit facilities or any of our other secured indebtedness is accelerated, our secured lenders are entitled to exercise the remedies available to a secured lender under applicable law and have a claim on those assets before the holders of the notes. As a result, the notes are effectively subordinated to our and our subsidiaries’ secured indebtedness to the extent of the value of the assets securing that indebtedness, and the holders of the notes would in all likelihood recover ratably less than the lenders of our and our subsidiaries’ secured indebtedness in the event of our bankruptcy, liquidation or dissolution. As of December 31, 2008, we had $133.3 million of senior secured indebtedness outstanding.

Some of our future subsidiaries may not be guarantors on the notes and some of our existing subsidiaries may be released from their guarantees upon becoming an unrestricted subsidiary in the manner provided in the Indenture. Payments on the notes are only required to be made by us and the subsidiary guarantors. As a result, no payments are required to be made from assets of subsidiaries which do not guarantee the notes. The notes are structurally subordinated to all of the liabilities of our subsidiaries that do not guarantee the notes. In the event of a bankruptcy, liquidation or dissolution of any non-guarantor subsidiary, holders of its indebtedness, its trade creditors and holders of its preferred equity are generally entitled to payment on their claims from assets of that subsidiary before any assets are made available for distribution to us. However, under some circumstances, the terms of the notes permit our non-guarantor subsidiaries to incur additional specified indebtedness. Currently, we have no non-guarantor subsidiaries.

Federal and state statutes allow courts, under specific circumstances, to void the guarantees of the notes by our subsidiaries and require the holders of the notes to return payments received from the subsidiary guarantors.

Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the subsidiary guarantees could be voided, or claims in respect of the subsidiary guarantees could be subordinated to all other debts of a subsidiary guarantor if, either, the subsidiary guarantee was incurred with the intent to hinder, delay or defraud any present or future creditors of the subsidiary guarantor or the subsidiary guarantor, at the time it incurred the indebtedness evidenced by its subsidiary guarantee, received less than reasonably equivalent value or fair consideration for the incurrence of such indebtedness and the subsidiary guarantor either:

 ·      was insolvent or rendered insolvent by reason of such incurrence;

·	was engaged in a business or transaction for which such subsidiary guarantor’s remaining assets constituted unreasonably small capital; or

·	intended to incur, or believed that it would incur, debts beyond its ability to pay such debts as they mature.

The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a subsidiary guarantor would be considered insolvent if:

 ·      the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

·
the present fair saleable value of its assets were less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

 ·      it could not pay its debts as they become due.

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

An active trading market may not exist for the exchange notes.

The Senior Subordinated Notes have no established trading market and are not being listed on any securities exchange. The liquidity of any market for the notes depends upon various factors, including:

·      the number of holders of the notes;

 ·      the overall market for high yield securities;

 ·      our financial performance or prospects; and

 ·      the prospects for companies in our industry generally.

Accordingly, we cannot assure you of a market or liquidity for the notes. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the notes. We cannot assure you that the market for the notes, if any, will not be subject to similar disruptions. Any such disruptions may adversely affect you as a holder of the notes.

➢	The risks relating to our business and our industry, which could cause our operating results and financial condition to be materially adversely affected, are described below:

Deterioration in economic conditions in the markets we serve may further depress demand for our products and services.

Our operating results depend on the relative strength of the economy in our principal newspaper markets as well as the strength or weakness of national and regional economic factors. Recessionary conditions have had a significant adverse impact on our newspapers and other publications. Continuing or a deepening recession in the economy could affect all the revenue categories.

Competition, especially from alternative forms of media targeted to specific groups of readers, may impair our ability to grow or maintain revenue levels in core and new markets.

With the continued development of alternative forms of media targeted to specific groups of readers, particularly those based on the Internet, our newspapers face increased competition for advertising revenue. Alternative media sources also affect our ability to generate circulation revenues. This competition could make it difficult for us to grow or maintain our print advertising and circulation revenues, which we believe will challenge us to expand the contributions of our online and other digital publications, see Part 1-Item 1-Business—Competition.

The process to meet this competition is inherently risky and costly.

To meet this competition, our future success depends in part on our ability to continue offering new publications, Internet technologies and services that successfully gain market acceptance by addressing the needs of specific audience groups within our target markets. The process of internally researching, developing, launching, gaining acceptance and establishing profitability for a new publication, Internet technologies or service, is inherently risky and costly. We cannot assure you that our efforts to introduce new publications, Internet technologies or services will be successful.

Further declines in circulation revenue would adversely affect us.

Circulation revenue, which represents approximately 19% of our net operating revenues, is affected by, among other things, competition and consumer trends, including declining consumer spending on newspapers. Circulation revenue and our ability to achieve price increases for our print products are affected by:

·	competition from other publications and other forms of media available in our various markets, including network, cable and satellite television, the Internet and radio;

 ·      declining consumer spending on discretionary items like newspapers;

 ·      competing uses of free time; and

 ·      declining number of regular newspaper buyers.

Changes in any of our demographic markets could adversely affect us.

·      declines in the popularity of our editorial content;

·      changes in the demographic makeup of the population where our newspapers are sold;

·      decreases in the price of local and national advertising;

 ·      further declines in the amount spent on advertising in general.

If we fail to implement our business strategy, our business will be adversely affected.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategy. We cannot assure you that we will be able to successfully implement our business strategy or be able to improve our operating results. In particular, we cannot assure you that we will be able to maintain circulation of our publications, obtain new sources of advertising revenues, generate additional revenues by building on the brand names of our publications or raise the cover prices of our publications without causing a decline in circulation.

Implementation of our business strategy could be affected by a number of factors beyond our control, such as increased competition, general economic conditions, and legal developments or increased operating costs or expenses. In particular, there has been a recent trend of increased consolidation among major retailers, including as a result of bankruptcies of certain retailers. This trend may adversely affect our results of operations by reducing the number of advertisers using our products and increasing the purchasing power of the consolidated retailers, thereby leading to a decline in our advertising revenues. Any failure by us to successfully implement our business strategy may adversely affect our ability to service our indebtedness, including our ability to make principal and interest payments on the notes. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Fluctuations in newsprint costs could adversely affect our financial results.

Newsprint, ink and supplements costs, the major components of our cost of raw materials, were, together, 11.6%, 10.8%, and 12.8% of our total operating revenues in 2008, 2007, and 2006, respectively. Historically newsprint prices have fluctuated substantially. Accordingly, our earnings are sensitive to changes in newsprint prices. We have no long-term supply contracts and we have not attempted to hedge fluctuations in the normal purchases of newsprint or enter into contracts with embedded derivatives for the purchase of newsprint. If the price of newsprint increases materially, our operating results could be adversely affected.

Increases in labor or health care costs could adversely affect our financial results.

Salaries and wages, commissions and bonuses, and employee benefits, the major components of our labor costs, were, together excluding the curtailment gain and employee severance costs, 39.5%, 37.8%, and 35.6% of our total operating revenues in 2008, 2007, and 2006, respectively.

Over the previous three years, salaries and wages, excluding severance costs, have averaged 72% of total labor costs. Since the end of 2005, our average pay rate has increased 20.8%, while our total full time equivalent employees (“FTE’s”) have decreased 24.2%. Most of the decline in FTE’s was due to workforce terminations and natural attrition.

Commissions and bonuses, which represent 12% to 14% of our total labor costs, have averaged 4.7% of our total operating revenues.

Health care costs, which represent 7%-8% of our total labor costs, have declined in direct correlation with our reduction in FTE’s.

During 2008, we indefinitely suspended our employer match (up to 5%) to the 401(K) plan and terminated the post retirement benefit plan. In the past, the cost of both of these plans had represented 1%-2% of our total operating revenues.

Effective April 1, 2009, we will reduce employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 5 percent for those who earn less than $25,000 per year, 7.5 percent for those earning $25,000 to $50,000, and 10 percent for those earning $50,000 or more (which includes all Morris Publishing senior executives).

➢	The risks relating to our ownership and management structure:

The interests of our affiliate, Morris Communications, and its ultimate owners, the Morris family, may be different than holders of our Senior Subordinated Notes, and they may take actions that may be viewed as adversely affecting our business or the notes.

Morris Communications, its affiliates, and the Morris family have interests in other businesses that may have conflicting business interests. Other subsidiaries of Morris Communications operate businesses that also derive revenue from advertising, including broadcast radio stations, outdoor advertising, magazines, and book publishing and specialized publications. These other subsidiaries may compete with us for advertising revenues. Because the Morris family’s interests as an equity holder may conflict with the interests of holders of the notes, our equity owner may cause us to take actions that, in its judgment, could enhance its equity investment, even though such actions might involve risks to you as a holder of the notes.

There can be no assurance that MPG Holdings or the Morris family will exercise control in our best interests as opposed to their own best interests.

The Morris family, including William S. Morris III, our chairman, and his son, William S. Morris IV, our president and chief executive officer, beneficially own all of the equity interests in MPG Holdings, our parent company. By virtue of such equity ownership, the Morris family has the sole power to:

·	elect the entire board of directors of Shivers Trading & Operating Company, MPG Holdings, Morris Communications and each of their subsidiaries, including us;

·
control all of our management and policies, including as to the making of payments to Morris family members or other affiliates, whether by way of dividend, stock repurchase, compensation or otherwise or the entering into other transactions with Morris Communications, its subsidiaries or other affiliates, or other transactions that could result in a change of control of Morris Communications or Morris Publishing; and

·	determine the outcome of any corporate matter or transaction, including mergers, joint ventures, consolidations and asset sales, equity issuances or debt incurrences.

We have no independent directors and no independent audit committee to review the actions of management or the Morris family.

Currently five of the six directors on the boards of directors of Shivers Trading & Operating Company, MPG Holdings, Morris Communications and each of their subsidiaries (including our board) are members of the Morris family and the sixth is Craig S. Mitchell who is also the Senior Vice President - Finance, Secretary and Treasurer of Shivers Trading & Operating Company, MPG Holdings, Morris Communications and each of their subsidiaries. Mr. Mitchell serves at the pleasure of the Morris family. None of these boards has an audit committee with “independent” directors and will not necessarily have as a member a “financial expert” as defined under the rules of the Commission as a result of the Sarbanes-Oxley Act of 2002. We have been advised that the Morris family does not plan to appoint any non-family members to any such boards, other than the current single existing non-family member director, or any “independent” directors. No member of any such board of directors has been elected, or is anticipated to be elected, to represent the interests of the holders of the notes.

In addition, as private companies, Shivers Trading & Operating Company, MPG Holdings, Morris Communications and its subsidiaries, and Morris Publishing, have not been required to comply with the corporate governance or other provisions of the Sarbanes-Oxley Act or any of the corporate governance or other rules and regulations of any stock exchange or national stock quotation system. Morris Publishing has been subject to certain provisions of the Sarbanes-Oxley Act, but those provisions do not require Morris Publishing to have independent directors or an audit committee.

We depend upon the Morris family for management, leadership and general policy-making.

The unavailability for any reason of the managerial services presently provided by the Morris family (particularly our chairman William S. Morris III and our chief executive officer William S. Morris IV) to Morris Publishing, could be disruptive to our business for some period of time. While we have been advised that the Morris family has no intention to engage in a transaction that would lead to a change of control of Shivers Trading & Operating Company, Morris Communications or Morris Publishing, no assurances can be given that future events or other circumstances may arise that would lead to a possible change of control.

Various entities which are affiliated with Morris Communications and the Morris family have engaged, and may in the future engage, in transactions with us some of which may be viewed, from the perspective of a holder of the notes, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties. See “Certain relationships and related transactions” for a description of such transactions, including the following:

·	We are managed by Morris Communications pursuant to a management agreement and also participate in its Shared Services Center operated by its subsidiary, MStar Solutions, LLC.

·
In addition to the management services, we may share other facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and the costs will be allocated among the various entities by Morris Communications.

·	Rental arrangements with a company controlled by Morris family members for the use of our Savannah, Georgia newspaper operation and a small zone office in Nassau County, Florida.

·
In the ordinary course of our business, we may sell or purchase goods and services from our affiliates, such as radio or outdoor advertising and promotions, space in hotels owned by affiliates, or farm products from farms owned by affiliates, on terms that we determine to be comparable to transactions with unrelated third parties.

·
We may provide loans to Morris Communications or its subsidiaries. Any such loans may utilize borrowing capacity under our credit facilities that may otherwise have been available for our business purposes. It is expected that the principal external source of liquidity for Morris Communications and its other subsidiaries will be loans by or distributions from Morris Publishing.

·
We are a single member limited liability company that is disregarded for federal income tax purposes and we are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We participate in a tax sharing agreement with our affiliates whereby we are required to pay an amount equal to the taxes we would have been required to pay as if we were a separate taxable corporation. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

➢	The risks relating to legal proceedings:

We are subject to legal proceedings that, if determined adversely to us, could adversely affect our financial results.

We are subject to legal proceedings that arise in the ordinary course of our business. We do not expect that the outcome of any pending legal proceedings will have a material adverse impact upon our business. However, the damages that may be claimed in these legal proceedings could be substantial, including claims for punitive or extraordinary damages. It is possible that, if the outcomes of these legal proceedings are not favorable to us, it could adversely affect our future financial results. In addition, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we are self-insured.

Because of the FCC’s cross-ownership limitations and Morris Communications’ ownership of broadcast stations, we may not be able to make acquisitions that would be favorable, or we may be required to dispose of existing newspapers.

FCC limits on the cross-ownership of a broadcast stations and newspapers in the same market may require Morris Communications and/or its affiliates to divest certain existing radio or may require us to divest of our newspaper properties in Amarillo and Topeka and/or may prevent us from pursuing or consummating newspaper acquisitions that our management otherwise would have pursued in markets in which Morris Communications or its affiliates own radio stations.

Consolidation in the markets in which we operate could place us at a competitive disadvantage.

Recently, some of the markets in which we operate have experienced significant consolidation. In particular, the combinations of traditional media content companies and new media distribution companies have resulted in new business models and strategies. The FCC’s revised ownership rules could increase the potential of consolidation for our sector. We cannot predict with certainty the extent to which these types of business combinations may occur or the impact that they may have. These combinations could potentially place us at a competitive disadvantage with respect to negotiations, sales, resources and our ability to develop and to take advantage of new media technologies.

We are subject to extensive environmental regulations.

We are subject to a variety of environmental laws and regulations concerning, among other things, emissions to the air, waste water and storm water discharges, handling, storage and disposal of wastes, recycling, remediation of contaminated sites, or otherwise relating to protection of the environment. Environmental laws and regulations and their interpretation have changed rapidly in recent years and may continue to do so in the future. Failure to comply with present or future requirements could result in material liability to us. Some environmental laws impose strict, and under certain circumstances joint and several, liability for costs of remediation of soil and groundwater contamination at our facilities or those where our wastes have been disposed. Our current and former properties may have had historic uses which may require investigation or remedial measures. We believe we are in substantial compliance with all applicable environmental requirements. However, we cannot guarantee that material costs and/or liabilities will not occur in the future including those which may arise from discovery of currently unknown conditions.

The FTC “Do Not Call” rule has adversely affected and will continue to affect our ability to sell newspaper subscriptions by telephone marketing.

Item 1B—Unresolved Staff Comments

Not applicable.

Item 2—Properties

Management believes that all of our properties are in generally good condition and suitable for current operations. Our executive offices are located in Augusta, Georgia. Our main facilities owned at December 31, 2008 are shown on the following table. Our production facilities, which are indicated by the presence of a press line, are in most cases, newspaper office facilities as well. We own all of the following real estate and facilities of the following seven largest newspapers except the real estate and facility located on Chatham Parkway* in Savannah, Georgia, which are operated under a long-term lease with an affiliate. See “Certain relationships and related transactions.”

State	City	Press Lines	Sq. Ft.

Alaska:	Homer	0	2,418
	Kenai	1	19,307
	Juneau	1	55,045

Arkansas:	Conway	1	20,431

Florida:	St. Augustine	1	55,264
	Jacksonville	4	328,106

Georgia:	Athens	1	110,000
	Augusta	1	159,758
	Louisville	0	2,500
	Savannah*	3	220,000

Kansas:	Topeka	1	153,467

Minnesota:	Brainerd	1	25,500
	Pine River	0	1,750
	Pequot Lakes	0	4,563

South Carolina:	Ridgeland	0	1,500
	Barnwell	0	15,000
	Hampton County	0	3,000
	Ridgeland	0	1,000

Texas:	Amarillo	1	84,251
	Lubbock	1	160,644

Item 3—Legal Proceedings

From time to time, we are involved in litigation in the ordinary course of our business. In our opinion, the outcome of any pending legal proceedings will not have a material adverse impact on our financial position or results of operations.

The nature of our operations exposes it to certain risks of liabilities and claims with respect to environmental matters. We do not believe that environmental compliance requirements are likely to have a material effect on it. We cannot predict what additional environmental legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or the amount of future expenditures that may be required in order to comply with these laws. There can be no assurance that future environmental compliance obligations or discovery of new conditions will not arise in connection with our operations or facilities and that these would not have a material adverse effect on our business, financial condition or results of operations.

Item 4—Submission of Matters to a Vote of Security Holders

None.

Part II

Item 5—Market for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities

Common stock

There is no public trading market for our equity, all of which was held by Morris Communications in 2008.

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation.  Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of Morris Communications.

Item 6—Selected Financial Data

The selected historical financial data of Morris Publishing Group, LLC (“Morris Publishing”) set forth below should be read in conjunction with our consolidated financial statements, including the notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this annual report. During 2008, we experienced a significant net loss which resulted, in part, from the decline in revenues and the impairment of goodwill. In addition, our financial position and liquidity deteriorated due to the significant decline in advertising revenue. The information provided herein should be evaluated in this context.

The consolidated statement of operations and other operating and financial information data for each of the years ended December 31, 2008, 2007, and 2006 and the consolidated balance sheet data as of December 31, 2008 and 2007 are derived from our audited consolidated financial statements included elsewhere in this report.

The financial information we have included in this report reflects the historical results of operations and cash flows of Morris Publishing with allocations made for corporate and other services provided to us by our parent, Morris Communications Company, LLC (“Morris Communications”) (a). Operating costs and expenses reflect our direct costs together with certain allocations by Morris Communications for corporate services, debt and other shared services that have been charged to us based on usage or other methodologies we believe are appropriate for such expenses. In the opinion of management, these allocations have been made on a reasonable basis and approximate all the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services would have been.

	Years ended December 31,
($'s in thousands)	2008	2007	2006	2005	2004

Consolidated statement of operations data

Net Operating Revenues:
Advertising	$251,698	$306,694	$336,245	$326,213	$315,147
Circulation	60,931	57,602	58,838	59,794	59,509
Other	9,200	10,332	8,685	8,344	8,974
Total net operating revenues	321,829	374,628	403,768	394,351	383,630
Operating expenses:
Labor and employee benefits	127,031	142,306	144,108	144,336	143,911
Employee severance payments	3,783	993	-	-	-
Curtailment gain (b)	(24,808)	-	-	-	-
Newsprint, ink and supplements	37,370	40,338	51,596	47,837	45,520
Other operating costs	109,880	113,657	109,597	102,017	99,799
Write-down of intangible assets (c)	170,685	-	-	-	-
Impairment of fixed assets held for sale	4,326	-	-	-	-
Depreciation and amortization	13,858	16,219	19,100	19,653	19,017
Total operating expenses	442,125	313,513	324,401	313,843	308,247
Operating (loss) income from continuing operations	(120,296)	61,115	79,367	80,508	75,383
Other expense (income):
Interest expense, including amortization of debt issuance costs	30,110	37,881	37,059	35,662	32,281
Pre-tax gains on repurchases of debt	(9,271)	-	-	-	-
Loss on extinguishments of debt (d)	-	-	-	986	-
Interest income (e)	(1,161)	(114)	(70)	(119)	(1,249)
Other, net	(118)	(258)	(369)	(54)	613
Total other expense, net	19,560	37,509	36,620	36,475	31,645
(Loss) income from continuing operations before income taxes	(139,856)	23,606	42,747	44,033	43,738
Provision for income taxes	568	8,993	16,840	17,052	17,227
(Loss) income from continuing operations, net of income taxes	(140,424)	14,613	25,907	26,981	26,511

Discontinued Operations (f)

(Loss) income from discontinued operations	(413)	7,253	7,192	7,032	6,263
(Benefit) provision for income taxes	(165)	2,763	2,824	2,723	2,467
	(248)	4,490	4,368	4,309	3,796
Gain on sale of discontinued operations, net of income tax provision of $30,505	-	49,567	-	-	-
(Loss) income from discontinued operations, net of income taxes	(248)	54,057	4,368	4,309	3,796

Net (loss) income	$(140,672)	$68,670	$30,275	$31,290	$30,307

	Years ended December 31,
($'s in thousands)	2008	2007	2006	2005	2004

Consolidated balance sheet data at period end
Total assets	$179,692	$398,218	$428,843	$448,069	$461,191
Promissory note (plus accrued interest) resulting from GateHouse sale (j)	11,581	10,067	-	-	-
Goodwill and other intangible assets, net of accumulated amortization (c)	7,956	179,342	200,661	201,485	207,045
Current portion of long-term debt (k)	411,728	-	-	-	-
Total long -term debt and capital lease obligations	-	422,250	521,813	521,000	550,000
Post-retirement benefits due Morris Communications (b)	-	22,111	25,948	23,939	22,314
Loan (receivable from) payable to Morris Communications (e)	(12,210)	26,059	(23,153)	(15,655)	(1,500)
Accumulated other comprehensive income (g)	-	1,179	-	-	-
Member's deficiency in assets	$(287,915)	$(116,474)	$(195,535)	$(175,312)	$(189,136)
Operating margin from continuing operations (f) (h) (i)	10.1%	16.3%	19.7%	20.4%	19.6%
Dividend declared and recorded to (capital contribution from) parent	$(8,679)	$40,000	$43,000	$1,811	$50,000

The following notes relate to the above tables:

a.
On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation.  Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

b.
On December 31, 2008, Morris Communications terminated its retiree health care plan, effective with respect to claims incurred on and after January 1, 2009. At that time, the plan will cease to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. We participate in Morris Communications’ retiree health care plan, with the expenses and postretirement health benefit obligation related to the plan being allocated to us based on total headcount. Our total net periodic benefit cost for all of 2008 was $769. On December 31, 2008, we realized a curtailment gain of $24,808 upon the termination of the post retirement plan.

c.
Our third-quarter operating results included a $170,685 pre-tax write-down of all of our goodwill, a non-cash charge that does not affect our operating cash flows or our compliance with our financial debt covenants. This charge reflects the continuing and expected future declines in advertising revenues which are due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media.

d.
On December 14, 2005, we, as borrower, entered into a Credit Agreement for $350,000 of senior secured term and revolving credit facilities (the “Credit Agreement”). The refinancing terminated and replaced the $400,000 credit facilities. The refinancing of the term loans under the original credit facilities resulted in an exchange of debt instruments with substantially different terms and therefore the unamortized costs associated with the original term loans were included in loss on extinguishment of debt on the consolidated statement of operations.

e.
Since August 7, 2003, we have been permitted under our various debt arrangements to loan up to $40,000 at any one time to Morris Communications or any of its wholly owned subsidiaries outside Morris Publishing, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. We are also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Indenture. The interest-bearing portion of all loans from us to Morris Communications bears the same rate as the borrowings under our Credit Agreement. The interest accrued on these loans during 2008, 2007, 2006, and 2005 was $730, $1,551, $2,095 and $1,484, respectively.

In 2005, based on the practice of settling a significant portion of the outstanding loan receivable balances with dividends, we began classifying the intercompany loan due from Morris Communications, net of the interest accrued on the loan, as contra equity in member’s deficiency in assets. Prior to 2005, we classified the intercompany loan as a current asset and the interest accrued on the loan as interest income. However, because the consolidated leverage ratio under the Indenture exceeds 6.5 to 1.0, we are currently prohibited from making any dividend payments at this time.

f.
On November 30, 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, is recorded as discontinued operations in 2007. In addition, the results of operations of all assets sold to GateHouse have been recorded as discontinued operations in all periods presented.

g.	Adjustment to adopt SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”.
h.	Operating margin is operating income as a percentage of total operating revenues.
i.
For comparison purposes, 2008 operating margin was adjusted; eliminating the write-down of goodwill, impairment of fixed assets, employee severance costs and the curtailment gain from operating expenses.

j.
The $10,000 promissory note receivable from GateHouse originally matured on November 30, 2008. At the end of 2008, we renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10,000 note balance plus $2,980
($3,678 of the recorded working capital adjustment (within accounts receivable), less $270 reduced during final settlement and the $428 owed by us to GateHouse for commercial printing) over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1,442 payment was made at the end of December 2008.

The GateHouse note was amended on January 19, 2009, delaying the remaining monthly principal payments by three months, with the next payment due on April 15, 2009 and the final payment due on November 15, 2009. GateHouse reported that it has experienced a history of losses in the last three years and that there is risk it may not be able to achieve or maintain profitable operations in the future. We believe we will collect the balance receivable from GateHouse, however, changes in the economic environment and the financial condition of GateHouse may affect our ability to do so. The promissory note is unsecured.

k.
As a result of the default on the interest payment on our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 and the mandatory repayment of the amounts outstanding under the credit facilities, we have classified all of the debt outstanding under the Senior Subordinated Notes’ Indenture and under the Credit Agreement as of December 31, 2008 as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Item 6--Selected Financial Data, and with the consolidated financial statements that appear elsewhere in this Form 10-K.

During 2008, we experienced a significant net loss which resulted, in part, from the decline in revenues and the impairment of goodwill. In addition, our financial position and liquidity deteriorated due to the significant decline in advertising revenue. The information provided herein should be evaluated in this context. See Item 1A-Risk Factors and Item 8-Financial Statements and Supplementary Data, notes 1, 5 and 9, included herein, for additional information.

On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to our new parent, MPG Newspaper Holding, LLC, a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation.  Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer our parent.

Information availability

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available free of charge on our Web site, morris.com, as soon as feasible after such reports are electronically filed with or furnished to the Securities and Exchange Commission. In addition, information regarding corporate governance at Morris Publishing and our parent, Morris Communications, is also available on our Web site. The information on our Web site is not incorporated by reference into, or as part of, the Report on Form 10-K.

Economic conditions

The United States economy has been in a recession since December 2007 (National Bureau of Research), and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. Our 2008 revenue, operating results and cash flows were impacted by the recession. The depth and duration of the recession in the markets that we operate may further reduce our future revenues, operating results and cash flows.

Debt and liquidity

Several factors relating to our outstanding debt raise significant uncertainty about our liquidity and ability to continue as a going concern. More specifically, we did not make the February 1, 2009 interest payment of $9.7 million due on the $278.5 million outstanding on the  7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the “Notes”)

Over 80% of the holders of these notes and the lenders under 2005 Credit Agreement have entered into Forbearance Agreements or waived until April 6, 2009 the defaults under both the Indenture (the “Indenture”) and the Credit Agreement that arose from the non-payment of the interest. However, under certain conditions, these waivers could be terminated.

If we have not paid the overdue interest (plus default interest), successfully amended or restructured the Notes, or obtained extensions of these waivers and forbearance by April 6, 2009, we would be in default under both debt agreements and we may be required to prepay the entire principal due under both agreements.

Currently, we are attempting to refinance or restructure these notes. The timing and ultimate outcome of such efforts cannot be determined at this time.

In addition, in view of the current volatility in the credit markets and the market conditions in the newspaper industry (as evidenced by the impairment charge to write-off our goodwill), it is unlikely that we, by ourselves, will be able to consummate a transaction (or to at least enter into a letter of intent to do so), as required by Amendment No. 3 to the Credit Agreement, that would result in the repayment of the bank credit facilities or the purchase at par of the commitments of the lenders prior to the time Morris Communications reports its financial results for the first quarter of 2009, no later than May 30, 2009.

We will likely be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. However, Morris Communications is not expected to make any capital contributions that would enable us to reduce our senior indebtedness, even if the terms of mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays our senior debt, the guarantor would be expected to step into the shoes of the senior creditors and become our senior creditor.

The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, no later than May 30, 2009. Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, we would likely be required to amend or refinance the senior credit facilities no later than August 29, 2009, since we would be unlikely to meet the financial covenants under the Credit Agreement when we and Morris Communications deliver our consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent us from borrowing on the revolver and we may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture governing the notes. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior credit facility) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay any amounts due on the notes. As a result, the bondholders may receive no payment or less than the full amount they would be otherwise entitled to receive on the notes.

In response to all the factors described above, we and Morris Communications are pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement. However, no assurance can be given that such efforts will produce sufficient funds to permit us to refinance, repay or restructure the Credit Agreement.

The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Subsequent events

Failure to pay the $9.7 million interest payment due on February 1, 2009 on the $278.5 million in Senior Subordinated Notes.

On January 28, 2009, we, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement(“Amendment No. 4), which waived until March 3, 2009 the default that arose from our failure to pay the $9.7 million interest payment due on the Senior Subordinated Notes. The Credit Agreement includes an event of default if we default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as our outstanding notes or bank credit facilities).

Subsequently, on February 26, 2009, we entered into a Forbearance Agreement (the “Forbearance Agreement”) with holders of over $226.0 million of outstanding principal amount of the notes, with the holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture to the Notes for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement, the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver (as described below), the occurrence of any other default under the Indenture, or our filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

Also on February 26, 2009, we entered into Waiver No. 3 to the Credit Agreement (the “Waiver”) which extended the original waiver period from March 3, 2009 until April 6, 2009, or earlier, if upon termination of the Forbearance Agreement.

Amendment No. 4 also required us, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $0.5 million for Morris Publishing, Morris Communications and their subsidiaries. Waiver No. 3 extended this compliance deadline to April 6, 2009.

If, by April 6, 2009, we do not make this overdue interest payment (plus default interest), obtain further forbearance and waivers, or successfully amend or restructure the debt under the Indenture, we would be in default under the Indenture to the Notes. In such an event, we cannot assure the bondholders that we would have sufficient assets to pay any amounts due on the notes. As a result, the bondholders may receive no payment or less than the full amount they would be otherwise entitled to receive on the notes.

Reduction in credit facility and increase in interest rates

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100 million, in addition to the $83.3 million outstanding on the term loan. Amendment No. 4 reduces the limit on loans available under the revolving facility from $100 million to $70 million, but further limits the amount available to $60 million without the consent of lenders holding a majority of the commitments under the Credit Agreement.

Amendment No. 4 provides for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500%.

Reorganization of our parent’s company structure

Amendment No. 4 contains provisions which permitted Morris Communications, its beneficial owners, and its affiliates to consummate a reorganization of their company structure, without causing a default under the Credit Agreement.

In the reorganization, Morris Communications distributed ownership of all membership interests in us to MPG Holdings, subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement. Morris Communications and all of its remaining subsidiaries remain as guarantors of our obligations under the Credit Agreement. After the reorganization, the lenders under the Credit Agreement maintain all of their existing security interests in the assets of Morris Publishing, Morris Communications and the subsidiary guarantors.

Various covenants, restrictions and other provisions of the Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either Morris Publishing, Morris Communications or the subsidiary guarantors. We did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods after the reorganization. The amendment does not change our financial rights or obligations. We remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

Downgrade of our debt ratings

On March 4, 2009, Moody’s Investors Service lowered our Corporate Family rating to Ca from Caa3 and changed our Probability of Default rating to C/LD from Caa3, following the lapse of the 30 day grace period after we failed to make the interest payment on the notes. The bank credit facility was reaffirmed at B3; conversely, the notes were lowered to C from Ca.

Employee salaries and wage pay cuts

We announced that effective April 1, 2009, we will reduce employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 10 percent for those earning $50,000 or more (which includes all Morris Publishing senior executives).

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

Fair value of financial instruments—We estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value.

Note receivable. We did not estimate the fair value of our note receivable since it was not practicable to do so.

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to us for issuance of debt with similar terms and remaining maturities.

At December 31, 2008, the fair value of the $278.5 million principal amount of Senior Subordinated Notes was approximately $25.1 million and the fair value of the $83.3 million principal amount outstanding on the Tranche A term loan and the $50.0 million principal amount outstanding on the revolving credit facility was estimated at $20.8 million $11.0 million, respectively.

At December 31, 2007, the fair value of the $300.0 million principal amount of Senior Subordinated Notes was approximately $217.9 million and the fair value of the Tranche A term loan and the revolving credit facility was estimated at $85.3 million and $35.9 million, respectively.

Accounts receivable—We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances could be required. We assess, at least annually, the adequacy of our allowances for losses on accounts receivable using a combination of specific identification and the aging of accounts receivable. Payment in advance for some advertising and circulation revenue and credit background checks have assisted us in maintaining historical bad debt losses of less than 1.5% of revenue.

Assets held for sale—At December 31, assets held for sale consisted of three commercial printing presses, with a combined cost of $9.6 million and net book value of $6.3 million, have been included in other current assets at their combined fair market value of $2.1 million, less $0.1 million in sales costs, in the accompanying consolidated balance sheet. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, an impairment charge of $4.3 million was recognized during 2008 and is included within total operating costs in the accompanying consolidated statement of operations for the year ended December 31, 2008. We intend to sell the commercial printing assets as soon as practicable.

Goodwill and other intangibles—The goodwill recorded on our balance sheet was the excess of the cost of the acquired entity over the fair market value of tangible net assets acquired. The goodwill was not currently amortized but was tested for impairment annually or when the facts or circumstances at any of our reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets ” (“SFAS No. 142”). The fair value of the reporting unit is estimated using both the net present value of future cash flows method and the market multiple method.

Since revenue and EBITDA market multiples used in determining fair value have declined dramatically since December 31, 2007, especially during the second half of 2008, and the facts and circumstances indicating possible impairment of goodwill existed (see the comprehensive discussion of the factors that affected the September 30, 2008 impairment charge which follows), we analyzed the carrying value of our net assets as of September 30, 2008, and as a result, recorded a non-cash pre-tax impairment charge to goodwill totaling $170.7 million (our total recorded goodwill balance) during the third quarter of 2008. This non-cash impairment charge is reflected as a write-down of goodwill.

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

Masthead impairment test

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of our single reporting unit’s mastheads with the carrying amount. We performed impairment tests on newspaper mastheads as of December 31, 2008. No impairment loss was recognized.

Other intangibles impairment test

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. We performed impairment tests on our long lived assets (including intangible assets subject to amortization) as of December 31, 2008. No impairment loss was recognized.

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

In summary we considered the following factors when conducting our impairment tests:

Step one:

We operate all of our 13 daily newspapers, as well as non-daily newspapers, city magazines and free community publications, as a single reporting unit, with the presentation of our financial condition and performance being consistent with the way in which our publications are managed.

The fair value of our single reporting unit was determined using a weighted average of a discounted cash flow model and a market approach, which estimates fair value using market multiples of various financial measures compared to a set of comparable public companies in the publishing industry.

a) Discounted cash flow model

Operating net free cash flows are computed based on operating profit projections through 2017, adjusted for capital expenditures and the tax effects of depreciation/amortization. Operating cash flows are also adjusted to reflect additions to working capital, based on our projected needs. The resulting projected net free cash flows were then discounted to their present values as of September 30, 2008 (“the valuation date”) using the appropriate discount rate.

While these estimates are always inherently subject to risks and uncertainties, the ability to project future operations (and in particular advertising revenues) has become more difficult due to the unprecedented declines in print advertising as discussed below.

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

        Discount rate determination

The rate at which future earnings are discounted to their present value is influenced by such factors as the degree of risk associated with the given industry or specific business entity under consideration, rates of return for alternative investment opportunities, historical rates of returns earned by comparable properties and market expectations of future interest rates and investment returns. The discount rate takes into account such generally available items as the inflation rate, securities (Treasury Bills), or corporate notes.

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

1) Cost of debt-We used a pretax cost of debt of 12.0%, which was based on market returns for CCC+ corporate rated notes as of the valuation date. To calculate the after-tax cost of debt, we then adjusted the rate for the presence of federal and state income taxes. We assumed the typical buyer would be a tax-paying entity. Our after-tax cost of debt was 7.3%.

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

b) Market multiple

We used a weighted average of revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) market valuation multiples of comparable public companies (for both the trailing twelve months and the projected twelve months ended September 30, 2008) to determine our reporting unit’s fair value. The data for these comparable public companies was taken from each company’s most recently reported information.

c) Risks

Changes to our long-term projections of future financial performance and the selection of appropriate discount rates used to determine the present value of future cash flows or the use of alternative assumptions could produce different results.

d) Step one results

Step one of the impairment test failed, with the total fair value of our business less than our book value as of the valuation date. Step two was then performed to determine the amount of the impairment.

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

a) Step two results

Our implied value of goodwill was zero which resulted in the impairment of all $170.7 million of the recorded goodwill at the valuation date.

Comprehensive discussion

A more comprehensive discussion of the factors that affected the September 30, 2008 impairment charge follows.

The estimated future cash flows used in the income approach can vary within a range of outcomes depending on the assumptions and estimates used. The estimates and judgments that most affect the fair value calculation are assumptions related to revenue, and in particular, potential changes in future advertising (including the impact of economic trends and the speed of conversion of advertising and readership to online products from traditional print products); trends in newsprint prices; and other operating expense items. The following are trends considered by us in developing assumptions and estimates for our discounted cash flow analysis:

sBeginning in the third quarter of 2006, advertising declined as the real-estate boom began to unwind and our newspapers in Florida, which experienced the largest run up in real estate values, experienced advertising revenue declines. However, since the end of 2007, the real-estate-led downturn has subsequently spread to other sectors in the economy and across our other markets. As a result, the advertising decline worsened in 2008, with the decline accelerating during the third quarter of 2008.

sAdvertising has been moving to the Internet, with this shift in advertiser preferences accelerating as the economy slowed. While much of this advertising, with the exception of the employment classified category, was retained by our newspapers’ Web sites, low cost to entry and the searchable Internet format gave rise to more competition online than in print, most of which is in the classified advertising category. During the third quarter of 2008 our online employment classified was down $1.0 million, or 26.7%.

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

sThrough the third quarter of 2008, we have been in a process of adjusting our cost structure as we have become a combination print and online company. Management has reduced our workforce, the largest contributor to our overall expenses, by using layoffs, attrition, outsourcing and position consolidations. This adjustment has resulted in a reduction in employees since the end of 2007. Other expenses have also been reduced.

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

Revenue recognition—Advertising revenues are recognized when the advertisements are printed and distributed or when the advertisements are placed on our Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Retiree health care benefits—Morris Communications terminated its (and our participation in) retiree health care plan, effective with respect to claims incurred on and after January 1, 2009. At that time, the plan will cease to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. As a result, we recorded a $24.8 million curtailment gain upon the termination of the plan within labor and employee benefits expense.

In addition, we reported a curtailment gain included in discontinued operations of $2.7 million in 2007 which was related to the plan participants employed by the newspapers, commercial printing business and related publications included in the GateHouse sale.

Up until the termination of the retiree health care plan, we had significant retiree health care and disability benefit plan costs and obligations that were allocated from Morris Communications. Inherent in these allocations were key assumptions including projected costs, discount rates and expected return on plan assets. We were required to consider current market conditions, including changes in interest rates, in selecting these assumptions.

Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at the December 31, 2007 measurement date, our post retirement liability decreased in the aggregate amount of $1.9 million and member’s deficiency in assets decreased by $1.9 million, less the $0.8 million income tax effect. Upon termination of the plan, the post retirement liability and member’s deficiency in assets both increased by the same respective amounts.

Income taxes —We are a single member limited liability company and are not subject to income taxes. However, our results are included in the consolidated federal income tax return of Morris Communications. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on our results. We have entered into a formal tax sharing agreement with Morris Communications and Shivers, under which we are required to provide for our portion of income taxes. Under the terms of the agreement, we are obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities are obligated to indemnify us for any tax liability of any other member of the consolidated group.

On January 28, 2009, we amended our formal tax sharing agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods on and after the January 28, 2009 effective date. The Amendment does not change our financial rights or obligations. See Subsequent events.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of FIN No. 48 did not impact us.

Impact of recently issued accounting standards

In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 140-4 and FIN No. 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”, which will increase disclosure requirements for public companies for reporting periods that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending Amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. Effective at the end of the first reporting period (interim and annual) after issuance of the FSP for public entities, the FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No. 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. We do not believe this pronouncement will impact our financial position, results of operations, and cash flows.

In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. This change is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R and GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The requirements for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are evaluating the effect, if any, that the implementation of FSP 142-3 in 2009 will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007),“Business Combinations” (“SFAS 141R”), which replaces FASB Statement No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R expands the definition of a business combination and requires the fair value of the purchase price of an acquisition, including the issuance of equity securities, to be determined on the acquisition date. SFAS 141R also requires that all assets, liabilities, contingent considerations, and contingencies of an acquired business be recorded at fair value at the acquisition date. In addition, SFAS 141R requires that acquisition costs generally be expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. SFAS 141R is effective for all business combinations consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not believe this pronouncement will impact our financial position, results of operations, and cash flows.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The 2008 adoption of SFAS No. 157 for our financial assets and financial liabilities did not have a material impact on our consolidated financial statements. We are evaluating the effect, if any, that the implementation of SFAS No. 157 in 2009 for non-financial assets and non-financial liabilities will have on our financial position, results of operations, and cash flows.

Business overview

Morris Publishing owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. Morris Publishing-owned newspapers include, among others, The Florida Times-Union, Jacksonville, The Augusta (Ga.) Chronicle, Savannah (Ga.) Morning News, Lubbock (Texas) Avalanche-Journal, Amarillo (Texas) Globe-News, Athens (Ga.) Banner Herald, Topeka (Kans.) Capital-Journal, and The St. Augustine (Fla.) Record.

While most of our revenue is generated from advertising and circulation from our newspaper operations, we also print and distribute periodical publications and operate commercial printing operations in conjunction with our newspapers.

During 2008, advertising revenue represented 78.2% of our total net operating revenue. Our advertising revenue consisted of 55.8% in retail, 37.0% in classified and 7.2% in national, compared to 52.1%, 41.5%, and 6.4%, respectively, in 2007.

The table below reflects the percentage of total advertising revenue for each medium for the periods presented:

	Year ended December 31,
	2008	2007	2006
Run of press	60.5%	64.8%	71.4%
Inserts	21.5%	19.9%	17.5%
Specialty	4.8%	4.4%	3.1%
Online	13.2%	10.9%	8.0%
	100.0%	100.0%	100.0%

The continued deterioration of advertising revenues due to the weak national and local economic conditions have reduced advertising demand over the past several quarters. We feel that this situation, coupled with increased competition from on-line media, may continue for some time.

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

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

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

Circulation revenue represented 18.9% of our total net operating revenue during 2008, compared to 15.4 % in 2007, with part of the increase due to the change in the way we sell home delivery subscriptions in Florida.

Employee labor and newsprint costs are the primary costs at our newspapers, representing 37.0% and 11.3%, respectively, of our total 2008 operating costs (excluding the curtailment gain, employee severance costs, impairment charge and write-down of goodwill).

In addition, newsprint has been subject to significant price fluctuations from year to year, unrelated in many cases to general economic trends. Supply and demand has typically controlled pricing.

Current strategies and initiatives

Yahoo!'s “Search Services” have been launched at most of our newspapers, allowing users to search each newspaper's content using Yahoo!'s advanced “Web Search” technology. Yahoo!'s “Content Matched Ads” are now on our newspapers’ Web pages and Yahoo!'s “Sponsored Search Ads” are on all of our newspapers’ search pages. Our papers are now sharing in the revenue generated from these ads.

A number of our larger daily newspapers now sell local, targeted graphical advertising onto Yahoo!'s Web site, having launched the Yahoo! ad management platform, which provides a system to sell this targeted advertising on Yahoo!’s Web site, but more importantly on all of our Web sites. We are able to target individuals by age, gender, interests, product wants and needs and where they live.

In the future, our goal is to be able to target these same individuals on a large network of Web sites on behalf of our advertisers, not just our own Web sites. Instead of selling products to our advertisers, we will be selling audience to them, no matter which Web sites that audience is visiting. This is the revolutionary promise of Yahoo! and the newspaper consortium.

We have retooled our sales forces through training programs, reflecting the importance of the online category now and into the future. During 2007, we established a digital advertising sales director position at each of our newspapers, which reports directly to each publisher. Through this effort, we have established an online only sales team that fully understands the value of online and can take that value to the marketplace.

On the content and audience side, we have built a new Web site management system, Morris Site Management System, that gives our journalists the power of building and maintaining our Web sites, not just the technicians. This system also empowers people in our communities to interact with our Web sites as they have never done before.

At many of our newspapers the newsrooms and the online teams have converged to create the “Newroom”, a powerful new nexus for traditional journalism and new media that better serves our communities in this new age.

Having found that our specialty publications now account for a significant and growing share of our revenue, we have moved towards a portfolio or clustering approach that combines the strength of the masthead product with a number of niche products. These additional products complement the core and also extend our brand, our reach, and our value geographically.

In Savannah, Jacksonville, Augusta and at four of our smaller newspapers we have launched platforms for mobile content delivery.

Savannah has multiple auto accounts using the “Uplead Technology” and they are one of a few newspapers in the country that has been able to grow auto revenues in 2008.

Our biggest challenge remains the advertising environment in Jacksonville, Florida, our largest market. Jacksonville’s new management and advertising teams have focused on building relationships with new and existing advertisers, have rebuilt the advertising department, with a new Vice President, a new retail director, and a new classified director, in addition to adding many new sales programs.

In addition, the sale of the fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc during 2007, not only allowed us to pay down existing debt, but more importantly allowed us to concentrate our efforts and financial resources on our larger markets during 2008.

Online editions of our newspaper in a portable document format (“PDF”) are now available to current subscribers, have replaced printed copies used in our newspaper in education programs with the digital edition, and are offered to new subscribers that prefer to receive the paper in that format.

We continue to focus on circulation retention efforts through lengthened subscriptions periods, new payment methods, and increased service levels.

We have eliminated expensive third-party circulation programs, reduced grace periods and have cut circulation in areas that were no longer profitable due to increasing delivery costs. However, the increase in home delivery prices in most of our markets have contributed to our circulation declines.

Given the current operating revenue environment, we have reduced our overall cost structure by reducing staff either through work force reductions or natural attrition, terminating or suspending certain of our benefit programs, and implementing various initiatives, particularly in newsprint consumption, to save cost and improve our operating efficiencies. Through our efforts we have implemented $8.5 million in cost savings for all of 2008 when compared to 2007, with a majority of the cost savings in Jacksonville. We estimate the future annualized cost savings from our efforts to be approximately $24.0 million.

Since December 31, 2006, we have eliminated through attrition or staff reductions 753 full time equivalent employees (“FTE’s”), or about 24% of our workforce. Jacksonville, alone, accounted for 53% of the reduction.

Included in the $8.5 million cost savings above, our newsprint and direct production savings during 2008 were approximately $2.6 million reflecting our distribution pull back in outlying areas and several other initiatives that reduce newsprint consumption.

Financial summary for the years ended December 31, 2008 versus 2007.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2008 and 2007:

	Years ended December 31,
(Dollars in millions)	2008	2007	% Change period over period

Total net operating revenues	$321.8	$374.6	(14.1%)
Total operating expenses	442.1	313.5	41.0%
Operating (loss) income from continuing operations	(120.3)	61.1	(296.8%)
Other expenses, net	19.6	37.5	(47.7%)
(Loss) income from continuing operations before taxes	(139.9)	23.6	(692.6%)
Income tax provision from continuing operations	0.6	9.0	(100.0%)
(Loss) income from continuing operations	(140.5)	14.6	(1058.0%)

(Loss) income from discontinued operations, net of (benefit) provision for income taxes of ($0.2) million and $2.8 million for 2008 and 2007, respectively	(0.2)	4.5	(104.4%)
Gain on sale of discontinued operations, net of provision of income taxes of $30.5 million	-	49.6	-
(Loss) income from discontinued operations	(0.2)	54.1	-

Net (loss) income	$(140.7)	$68.7	(303.9%)

Continuing operations

Our operating loss was $120.3 million compared to operating income of $61.1 million last year.

Total net operating revenues were $321.8 million, down $52.8 million, or 14.1%, with both the print advertising decline and the online employment classified advertising decline accelerating due to the slowing economy and the secular changes in our industry.

Our 2008 operating expenses included a $170.7 million pre-tax write-down of all of our goodwill and a $4.3 million impairment of fixed assets. The write-down of goodwill reflects the continuing and expected future declines in advertising revenues which are due to weak national and local economic conditions which have reduced advertising demand, and increased competition, particularly from on-line media. The impairment charge reflects the adjustment to fair value of three commercial printing presses being held for sale as of December 31, 2008.

During 2008, we terminated our post retirement benefit plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to former employees and their eligible dependents and regular full time and eligible part time employees upon their separation from service. As a result, we recorded a $24.8 million curtailment gain upon the termination of the plan within labor and employee benefits expense.

Total operating expenses, excluding the write-down of goodwill, impairment charge, curtailment gain and $2.8 million in incremental employee severance costs, were $288.1 million, down $24.4 million, or 7.8%, from $312.5 million in 2007, as a result of our strict efforts to reduce costs. We also eliminated the unprofitable niche products and publications at many of our newspapers or implemented various programs to reduce their costs, which included reducing distribution frequency or quantity, discontinuing distribution to unprofitable locales, closing bureau offices, and eliminating FTE’s associated with these products.

Interest and loan amortization expense totaled $30.1 million, down $7.8 million from $37.9 million last year primarily due to the reduction in our outstanding debt and lower interest rates.

During 2008, we also repurchased $21.5 million of our original $300 million 7% Senior Subordinated Notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gains on these transactions was $9.3 million.

Interest income was $1.2 million, up $1.1 million from $0.1 million last year due to interest income earned on the GateHouse note and receivable.

Our loss from continuing operations before taxes was $139.9 million, compared to income of $23.6 million last year

The income tax provision for continuing operations was $0.6 million, compared to $9.0 million last year. The pre-tax write-down of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill is not deductible for income tax purposes.

Our loss from continuing operations for 2008 was $140.4million compared to income from continuing operations of $14.6 million in 2007.

Discontinued operations

Income from discontinued operations. During 2008, our loss from discontinued operations before income taxes was $0.4 million; the amount of working capital adjustment reduced during final settlement plus other incidental costs. The income tax benefit was $0.2 million.

During 2007, operating income from discontinued operations was $7.3 million, with operating revenues of $62.5 million and total operating costs of $55.2 million. The provision for income taxes was $2.8 million for 2007.

Income from discontinued operations, net of taxes, and excluding the gain on sale of assets, was $4.5 million during 2007.

Results of operations for the years ended December 31, 2008 versus 2007

Net operating revenue. The table below presents the total net operating revenue from continuing operations and related statistics for the 12-month periods ended December 31, 2008 and 2007:

	YTD December		Percentage change
(Dollars in millions)	2008	2007	2008 vs. 2007

Net operating revenues
Advertising
Retail	$140.6	$159.8	(12.0%)
National	18.0	19.7	(8.6%)
Classified	93.1	127.2	(26.8%)
Total advertising revenues	251.7	306.7	(17.9%)
Circulation	60.9	57.6	5.8%
Other	9.2	10.3	39.6%
Total net operating revenues	$321.8	$374.6	(14.1%)

Advertising revenue. Advertising revenue was $251.7 million, a decrease of $55.0 million, or 17.9%, from last year. Retail, national and classified advertising categories were down 12.0%, 8.6% and 26.8%, respectively.

Compared to last year, run of press advertising revenue was $152.2 million, down $46.4 million, or 23.4%, and insert advertising revenue was $54.2 million, down $6.7 million, or 10.9%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.2 million, down $1.5 million, or 11.2%.

Online advertising revenue, summarized in the table below, was $33.1 million, down $0.4 million, or 1.2%, from last year. Excluding the employment classified category, online advertising revenue was up 10.6%. Compared to last year, total page-views were 649.3 million, up 79.1 million, or 13.9%, and unique page-views were 49.1 million, up 11.6 million, or 30.9%, reflecting our customers’ migration to the Internet platform.

	Year ended December 31,		Percentage Change
(Dollars in millions)	2008	2007	2008 vs. 2007

Retail	$10.7	$9.2	16.9%
National	1.7	0.9	82.0%
Classified	20.7	23.4	(11.4%)
Auto	2.3	1.7	38.2%
Employment	11.1	13.6	(18.4%)
Real Estate	3.9	3.5	12.9%
Other	3.4	4.6	(26.6%)
	$33.1	$33.5	(1.2%)

Our total advertising revenue results continued to be impacted by the weak advertising environment in Florida, however, the poor performances during 2008 in all of our other larger metro markets also contributed to our net decline.

Our existing Florida newspapers and publications, which accounted for 34.9% of our total advertising revenues, contributed 53.4% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $25.8 million, or 26.1%, and St. Augustine was down $1.7 million, or 17.5%.

As for our other larger daily newspapers, Augusta was down $7.1 million, or 19.5%, Savannah was down $5.6 million, or 20.1%, Lubbock was down $4.0 million, or 14.4%, Amarillo was down $3.0 million, or 12.1%, Topeka was down $2.5 million, or 12.4% and Athens was down $2.0 million, or 15.0%.

Our other daily newspapers were, together, down $1.6 million, or 7.2%, and our non-daily publications were down $1.8 million, or 6.8%.

Retail advertising revenue:

Retail advertising revenue was $140.6 million, down $19.2 million, or 12.0%, from the prior year.

Insert retail revenue was $49.0 million, down $6.0 million, or 10.8%, while print retail advertising revenue was $69.3 million, down $13.6 million, or 16.4%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $11.6 million, down $1.2 million, or 9.4%, from last year. Retail online revenue was $10.7 million, up $1.5 million, or 16.9%, from last year.

Jacksonville’s retail advertising was down $5.6 million, or 13.6%, from last year, contributing 29.2% of our total net decline. With the exception of Kenai and Bluffton, retail advertising was down at all of our other daily newspapers. Our non-daily newspapers were down $1.5 million, or 7.7%.

Classified advertising revenue:

Total classified advertising revenue was $93.1 million, down $34.1 million, or 26.8%, from 2007.

Print classified advertising revenue was $71.4 million, down $30.8 million, or 30.2%, insert classified advertising revenue was $0.5 million, down $0.4 million, or 44.1%, and online classified advertising revenue was $20.8 million, down $2.7 million, or 11.4%, from last year. Excluding the employment category, online classified advertising revenue was down 1.7% from last year. During 2008, net revenue from Yahoo!’s HotJobs employment Web site, included in the classified online category above, was $6.9 million.

Our Jacksonville newspaper’s classified advertising revenue was down $18.4 million, or 40.3%, contributing 54.0% of our total net decline. Classified advertising was down at all of our other daily newspapers and non-daily publications.

National advertising revenue:

Total national advertising revenue was $18.0 million, down $1.7 million, or 8.6%, from last year, with Jacksonville contributing all of the net decrease.

Circulation revenue. Circulation revenue was $60.9 million, up $3.3 million, or 5.8%, from last year, primarily due to the change in the way we sell home delivery subscriptions in Florida.

In prior years, we sold home delivery newspapers in Jacksonville and St. Augustine directly to the carriers and derived our revenue from the wholesale rate to the carrier. During the first quarter of 2008, we began selling these copies directly to the subscribers and paying our carriers a delivery fee, in effect, favorably impacting our circulation revenue while increasing our other operating costs. Adjusting the $3.7 million in incremental carrier delivery costs at our two Florida newspapers from our circulation revenue; our total circulation revenue was down 0.6% from last year.

Average daily and Sunday circulation volume was down 8.0% and 8.1%, respectively, with Jacksonville contributing almost half of each category’s decline.

With the exception of Brainerd and our two Alaska newspapers, daily single copy prices were raised from 50 cents to 75 cents at the beginning of October 2008. In addition, Bluffton converted from a free to a paid distribution newspaper as of December 31, 2008.

We have purchased a software license agreement that has replaced the print edition newspaper in education (“NIE”) copies at all of our newspapers with electronic editions in order to reduce our net production costs. During 2009, we have begun marketing electronic edition only option to new or renewing subscribers and providing pre-existing print subscribers free access to these electronic editions at many of our newspapers.
Other revenue:

Other revenue was $9.2 million, down $1.1 million, or 11.0%, from $10.3 million in 2007.

Net operating expense from continuing operations. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2008 and 2007:

	YTD December		Percentage change
( Dollars in millions)	2008	2007	2008 vs. 2007

Operating expenses
Labor and employee benefits	$127.0	$142.3	(10.8%)
Newsprint, ink and supplements	37.4	40.3	(7.2%)
Other operating costs	109.8	113.7	(3.4%)
Depreciation and amortization	13.9	16.2	(14.2%)
Subtotal	288.1	312.5	(7.8%)
Employee severance payments	3.8	1.0	-
Curtailment gains	(24.8)	-	-
Impairment of fixed assets	4.3	-	-
Write-down of goodwill	170.7	-	-
Total operating expenses	$442.1	$313.5	41.0%

Operating Expenses: Total labor and employee benefit costs, excluding the curtailment gain and employee severance, were $127.0 million, down $15.3 million, or 10.7%, being favorably impacted by reductions in head count and the suspension of employer 401(k) contributions. Employee severance costs were $3.8 million and $1.0 million in 2008 and 2007, respectively.

Newsprint, ink and supplements costs were $37.4 million, down $3.0 million, or 7.4%; with the increase in average cost per ton of newsprint being more than offset by the savings from decreased consumption of newsprint.

Other operating costs excluding the $3.7 million in incremental carrier costs were $106.2 million, down $7.5 million, or 6.6%.

Depreciation and amortization expense, excluding impairment charges, was $13.9 million, down $2.4 million, or 14.6%, with a large portion of intangible assets becoming fully amortized in the prior year.

Labor and employee benefits: Our salaries and wages totaled $96.1 million, down $5.9 million, or 5.7%. Average FTE’s were down 313, or 10.7%, and average pay rate, excluding $1.0 million and $3.7 million in severance payments during 2007 and 2008, respectively, was up 2.5%. Excluding employee severance payments, salaries and wages were down 8.5%. The annualized salaries and wages of the 322 employees severed during the twelve months totaled approximately $11.6 million.

Jacksonville’s average FTE’s were down 110, or 14.1%, contributing 35.1% of our average total net decrease.

Commissions and bonuses were $14.9 million, down $2.6 million, or 14.5%, from last year.

Employee medical insurance cost was $9.3 million, down $1.6 million, or 14.8%, due to the reduction in plan participants.

Post retirement benefit costs, excluding the $24.8 million curtailment gain which resulted from the termination of the plan at the end of 2008, was $0.8 million, unchanged from last year.

Employer matching contributions to the 401(k) plan were $1.8 million, down $1.7 million, or 48.4%, from last year, due to our indefinite suspension of employer matching contributions during May of 2008.

Total other employee costs were $7.9 million, down $1.1 million, or 12.5%, primarily due to a change in our employee absentee policy and a reduction in payroll taxes.

Newsprint, ink and supplements cost:

Compared to last year, total newsprint expense was $32.5 million, down $2.0 million, or 5.8%, with the 20.8% increase in the average cost per ton of newsprint offset somewhat by the 22.0% decrease in newsprint consumption.

Ink expense was $2.1 million, down $0.4 million, or 14.1%, and supplements expense was $2.7 million, down $0.6 million, or 19.4%.

Other operating costs:

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $20.9 million, down $3.4 million, or 14.0%, from last year.

Approximately $8.7 million of these combined fees during the second and third quarter of 2008 were not actually paid as a result of a temporary amendment of our management agreement, but were treated as if paid by us with a capital contribution from our parent. The payment of these fees were reinstated at the beginning of the fourth quarter of 2008.

Financial summary for the years ended December 31, 2007 versus 2006.

Financial Summary. The following table summarizes our consolidated financial results for the two years ended December 31, 2007 and 2006:

	Years ended December 31,
(Dollars in millions)	2007	2006	% Change period over period

Total net operating revenues	$374.6	$403.8	(7.2%)
Total operating expenses	313.5	324.4	(3.4%)
Operating income from continuing operations	61.1	79.4	(23.0%)
Other expenses, net	37.5	36.6	2.5%
Income from continuing operations before taxes	23.6	42.8	(44.9%)
Income tax provision for continuing operations	9.0	16.8	(46.4%)
Income from continuing operations	14.6	26.0	(43.8%)

Income from discontinued operations, net of income taxes	4.5	4.3	4.7%
Gain on sale of discontinued operations, net income taxes	49.6	-	-
Income from discontinued operations	54.1	4.3	-

Net income	$68.7	$30.3	126.7%

Continuing operations

During 2007, operating income was $61.1 million, down $18.3 million, or 23.0%, from 2006. Total operating revenues were $374.6 million, down $29.2 million, or 7.2%, and total operating costs were $313.5 million, down $10.9 million, or 3.4%.

During 2006, we acquired or introduced ten non-daily publications in five of our existing markets to better serve changing reader and advertising needs. Total operating revenues from these new publications was $4.6 million and $3.3 million in 2007 and 2006, respectively. Excluding these publications, our total operating revenues were down $33.1 million, or 8.2%.

Our total 2007 operating costs were favorably impacted by the savings from the decrease in consumption and average cost per ton of newsprint, the reduction in supplements cost, the decrease in employee commissions and bonuses and the decrease in FTE’s (or full time equivalents), but were unfavorably impacted by the increase in employee medical insurance costs, employees severance payments and the incremental costs associated with the new publications.

The income tax provision was $9.0 million, compared to $16.8 million in 2006. Our effective tax rate was 38.1% for 2007 and 39.4% for 2006.

Interest and loan amortization expense totaled $37.9 million, up $0.8 million from $37.1 million in 2006, primarily due to short-term interest rate increases and $0.2 million in additional loan fees.

Interest income accrued on the $10.0 million note receivable resulting from the GateHouse sale was $0.1 million.

Income from continuing operations for 2007 was $14.6 million, down $11.3 million from $25.9 million during 2006.

Discontinued operations

On November 30, 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse"). The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10.0 million promissory note bearing interest at 8% per annum. The preliminary working capital adjustment paid by GateHouse to us at the closing of the transaction totaled $2.5 million, with the remaining $3.7 million working capital adjustment recorded at that time within other consolidated assets on our consolidated balance sheet.

While these were good markets, we felt that all of our resources should be directed toward our larger markets where future growth would create greater returns on our investments.

Gain on sale of discontinued operations. The table below details the gain from the GateHouse sale on November 30, 2007:

(dollars in millions)

Gross sales price	$115.0
Less: closing costs	0.6
Net sales proceeds	114.4

Carrying value of fixed assets, net	15.8
Carrying value of goodwill and intangibles, net	18.5
Net book value	34.3

Pre-tax gain on sale of discontinued operations	80.1
Provision for income taxes	30.5
Gain on sale, net of income taxes	$49.6

Income from discontinued operations. Operating income from discontinued operations was $7.3 million, up $0.1 million, or 0.8%, from $7.2 million during the twelve month period in 2006. Total net operating revenues were $62.5 million, down $8.9 million, or 12.5%, and total operating costs were $55.3 million, down $8.9 million, or 13.9%.

The combined technology and shared services fee from our parent and management fee charged to discontinued operations by our parent under the management agreement totaled $4.1 million for 2007, down $0.5 million, or 11.7%, from 2006.

During 2007, employee benefits costs from discontinued operations benefited from a $2.7 million postretirement benefit curtailment gain which related to employees included in the GateHouse sale.

Income from discontinued operations, net of taxes, and excluding the gain on sale of assets, was $4.5 million and $4.4 million during 2007 and 2006, respectively. The provision for income taxes was $2.8 million for both 2007 and 2006.

Including the gain on sale of assets, income from discontinued operations, net of taxes, during 2007 totaled $54.1 million.

Net income and other. Net income totaled $68.7 million and $30.3 million for 2007 and 2006, respectively.

Results of operations from continuing operations for the years ended December 31, 2007 versus 2006

Net operating revenue. The table below presents the total net operating revenue from continuing operations and related statistics for the 12-month periods ended December 31, 2007 and 2006:

	Years ended December 31,		Percentage change
(Dollars in millions)	2007	2006	2007 vs. 2006

Net operating revenues
Advertising
Retail	$159.7	$166.6	(4.1%)
Classified	127.3	146.4	(13.1%)
National	19.7	23.2	(15.0%)
Total advertising revenues	306.7	336.2	(8.8%)
Circulation	57.6	58.9	(2.1%)
Other	10.3	8.7	(19.0%)
Total net operating revenues	$374.6	$403.8	(7.2%)

Advertising revenue: Advertising during 2007 was $306.7 million, a decrease of $29.6 million, or 8.8%, from 2006. Retail, national and classified advertising revenue were down 4.1%, 15.0% and 13.1%, respectively.

Excluding the $2.9 net increase in advertising revenue from our ten new publications, our total advertising revenue was $302.9 million, down $32.3 million, or 9.6%, from 2006, with retail and classified advertising revenue down 5.4% and 13.6%, respectively.

Including all publications, our twelve month results continue to reflect the industry’s shift from run of press and insert advertising to online advertising. Compared to 2006, print advertising revenue was $198.7 million, down $32.6 million, or 14.1%, and insert advertising revenue was $60.9 million, down $3.3 million, or 5.1%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $13.6 million, up $1.5 million, or 12.2%.

Online advertising revenue, included in all advertising categories above, was $33.5 million, up $4.9 million, or 17.1%, from 2006. The majority of the online increase was recorded within the classified employment and retail categories. Unique page views, a key measure of interest in our Web sites, continued to grow and were 22.7% higher than in 2006.

Our existing Florida newspapers and publications, which account for approximately 41.5% our total advertising revenue, contributed 94.1% of our entire net decline in advertising revenue from continuing operations.

Advertising revenue in Jacksonville, our largest newspaper, was down $25.8 million, or 20.0%, and St. Augustine was down $1.0 million, or 9.4%. For comparison purposes, revenue from our Jacksonville newspaper and the newly independent Jacksonville Sun weeklies, herein, are combined for both periods presented.

As for our other larger daily newspapers, Savannah was down $2.6 million, or 8.8%, Athens was down $1.6 million, or 10.9%, Amarillo was down $0.9 million, or 3.5%, and Lubbock and Topeka were both down $0.6 million, or 2.1% and 3.1%, respectively. Augusta’s advertising revenue was up $0.1 million, or 0.4%.

Advertising revenue from all of our non-daily publications, excluding the Jacksonville Sun weeklies, was up $3.0 million, or 15.7%, primarily due to the incremental revenue from our ten new non-daily publications. Advertising revenue from these new publications was $4.0 million, up $2.9 million, from $1.1 million from 2006.

Retail advertising revenue:

Retail advertising revenue was $159.7 million, down $6.9 million, or 4.1%, from 2006. Excluding the $2.1 million in additional revenue from our ten new non-daily publications, retail advertising revenue was down $9.0 million, or 5.4%. Retail advertising revenue for our ten new non-daily publications was $2.9 million, up $2.0 million, from $0.9 million from 2006.

Including all publications, insert retail revenue was $54.9 million, down $2.7 million, or 4.6%, while print retail advertising revenue was $82.9 million, down $7.7 million, or 8.5%, from 2006. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $12.8 million, up $1.3 million, or 11.3%. Retail online revenue was $9.2 million, up $2.2 million, or 31.5%, from 2006.

Jacksonville’s retail advertising was down $6.2 million, or 12.3%, and St. Augustine’s retail advertising was down $0.6 million, or 12.4%.

Classified advertising revenue:

Total classified advertising revenue was $127.2 million, down $19.2 million, or 13.1%, from 2006. Excluding the $0.8 million in additional revenue from our ten new non-daily publications, classified advertising revenue was down $20.0 million, or 13.7%. Classified advertising revenue for our ten new non-daily publications was $1.0 million, up $0.8 million, from $0.2 million in 2006.

Including all publications, online classified revenue was $23.4 million, up $2.2 million, or 10.1%, with most of the increase driven by the employment category. The rollout of Yahoo! HotJobs at all of our newspaper’s Web sites during 2006 contributed a large part of the net increase in the employment category. During 2007, net revenue from HotJobs was $3.6 million and net revenues from Career Builder and Adicio, which both were discontinued in 2006, was $6.1 million. In total, net revenues from these third party Internet job search engines totaled $9.7 million in 2006, up $2.2 million, or 29.3%, from $7.5 million in 2006.

Classified print advertising revenue was $102.2 million, down $21.0 million, or 17.0%, and classified insert advertising revenue was $1.0 million, down $0.4 million, or 30.5%, from 2006. Classified advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $0.6 million, up $0.1 million, or 26.6%.

Our Jacksonville newspaper’s classified advertising revenue was down $17.1 million, or 26.8%, and our St. Augustine newspaper was down $0.5 million, or 8.5%.

National advertising revenue:

Total national advertising revenue was $19.7 million, down $3.5 million, or 15.0%, from 2006, with Jacksonville down $2.4 million, or 16.3%.

Circulation revenue. Circulation revenue was $57.6 million, down $1.2 million, or 2.1%, from 2006, with Jacksonville down $1.1 million, or 5.5%, due to large declines in single copy and third party sales, primarily due to cut backs on the prior year’s third party sales programs.

Average daily single copies and home delivery copies remained soft, down 4.2% and 2.2%, respectively.

Average Sunday single copies and home delivery copies were down 4.1% and 3.2%, respectively.

Other revenue. Other revenue was $10.3 million, up $1.6 million, or 18.4%, from 2006. Other revenue from our ten new non-daily publications was $0.2 million, up from $0.1 million in 2006.

Including all publications, commercial printing revenue was $4.3 million, up $0.4 million, or 9.8%. Other online revenue was $0.5 million, down $0.4 million, or 41.3%. Sunday weekend magazine promotional revenue from continuing operations was $0.9 million, up $0.4 million from 2006.

Net operating expense. The table below presents the total operating expenses from continuing operations and related statistics for the newspaper operations for the 12-month periods ended December 31, 2007 and 2006:

	YTD December		Percentage change
(Dollars in millions)	2007	2006	2007 vs. 2006

Operating expenses
Labor and employee benefits	$142.3	$144.1	(1.2%)
Newsprint, ink and supplements	40.3	51.6	(21.9%)
Other operating costs	113.7	109.6	3.7%
Depreciation and amortization	16.2	19.1	(15.2%)
Subtotal	312.5	324.4	(3.7%)
Employee severance payments	1.0	-	-
Total operating expenses	$313.5	$324.4	(3.4%)

Operating expenses: Excluding the $3.3 million in incremental operating costs associated with the new publications and the $1.0 million in 2007 employee severance costs, total labor and employee benefit costs were down $3.6 million, or 2.5%, newsprint ink and supplements costs were down $11.5 million, or 22.3%, and other operating costs, excluding depreciation and amortization, were up $2.9 million, or 2.6%.

Labor and employee benefits:

Total labor and employee benefit costs from our new publications were $2.5 million, up $1.8 million from 2006.

Including all publications and excluding employee severance payments, salaries and wages totaled $101.0 million, down $1.0 million from 2006. Average FTE’s (or full time equivalents) were down 3.4%, with the majority of the declines from the mail and distribution, circulation and press departments. Our average pay rate, excluding severance costs, was up 2.5%. Excluding the employees from our ten new non-daily publications, average FTE’s were down 4.9%. Jacksonville’s average FTE’s were down 8.2%, contributing 75.8% of our average total net decrease.

Commissions and bonuses were $17.4 million, down $2.0 million, or 10.5%, from 2006, due to the decrease in advertising sales.

Employee medical insurance cost was $10.9 million, up $2.7 million, or 33.1%, due to the increase in claims experience.

Compared to 2006, post retirement benefit cost was $0.5 million, down $1.0 million, or 67.4%.

Newsprint, ink and supplements cost:

During 2007, newsprint, ink and supplements cost was $40.3 million, down $11.3 million, or 21.8%.

Compared to 2006, total newsprint expense was $34.5 million, down $8.4 million, or 19.5%, due to a 9.8% decrease in newsprint consumption coupled with a 10.7% decrease in the average cost per ton of newsprint.

Supplements expense decreased $2.7 million, or 45.5%, to $3.4 million, due to a switch from purchasing our Sunday comics to printing them in house. Our Sunday comics were printed at Flashes Printing, the commercial printing operation included in the GateHouse sale.

Ink expense totaled $2.5 million, down $0.1 million, or 3.8%, from 2006.

Other operating costs:

Excluding the $1.2 million in incremental other operating costs associated with the ten new publications, other operating costs were $112.1 million, up $2.9 million, or 2.6%, from 2006.

The combined technology and shared services fee from our parent and management fee charged to continuing operations by our parent under the management agreement totaled $24.4 million for 2006, down $1.9 million, or 7.2%, from $26.3 million in 2006. Excluding these fees and the incremental costs from our new publications, other operating costs were up $5.0 million, or 6.0% from 2006.

Liquidity and capital resources

Unrestricted cash was $4.8 million at December 31, 2008, compared with $4.1 million at December 31, 2007 and $7.0 million at December 31, 2006.

Historically, our primary source of liquidity, has been the cash flow generated from operations and our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the Senior Subordinated Notes, capital expenditures, income taxes, dividends and loans to affiliates, and working capital.

As discussed more fully in the preceding sections, “Subsequent events” and “Liquidity and capital resources”, several factors relating to our outstanding debt raise significant uncertainty about our liquidity and our ability to continue as a going concern.

These factors include a) our ability to repay, refinance or amend the term loan and revolving credit facilities (the “bank credit facilities”) outstanding under the Credit Agreement; b) our ability to refinance or restructure the notes; c) our ability to avoid or delay the acceleration of debt maturities upon the expiration of existing waivers of default or forbearance under both the Credit Agreement and the Indenture and d) our success in avoiding future events of default. In addition, our current borrowing capacity is negligible.

At this time, we cannot determine whether we will be able to adequately resolve these matters. We will likely be dependent on the willingness and ability of Morris Communications and its subsidiaries (which are guarantors of the senior credit facilities under the Credit Agreement, but not of the Notes under the Indenture) or other affiliates to assist us in refinancing or restructuring our indebtedness.

As a result of the aforementioned factors, we have classified all of the debt outstanding under the Senior Subordinated Indenture and under the Credit Agreement, as of December 31, 2008, as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

Operating activities. Net cash provided by operations was $35.2 million in 2008, up $2.1 million from $33.1 million in 2007. Net cash provided by operations in 2007, was down $17.1 million from $50.2 million in 2006.

We manage our working capital through the utilization of our revolving credit facility. However, due to the March 31, 2009 mandatory loan repayment transaction deadline included in Amendment No. 3 to the Credit Agreement, we have classified all of the debt outstanding under the Credit Agreement as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

Current assets were $58.9 million and current liabilities, excluding the $411.7 million in outstanding debt, were $39.4 million as of December 31, 2008 as compared to current assets of $72.8 million and current liabilities were $49.1 million as of December 31, 2007.

During 2008, we amended our management and service agreement with Morris Communications to temporarily eliminate the management fee and technology and shared services fee payable by us to our parent for the period from May 1, 2008 through September 30, 2008. The intent of this amendment was to retain cash and reduce our operating expenditures. The payment of the management fee and the technology and shared services fee were reinstated beginning October 1, 2008.

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

The $10 million promissory note receivable from GateHouse originally matured on November 30, 2008. At the end of 2008, we renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10.0 million note balance plus $3.0 million ( $3.7 million of the original working capital adjustment less $0.3 million reduced during final settlement and $0.4 million owed by us to GateHouse for commercial printing) over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1.4 million monthly payment, along with the accrued interest on the net working capital adjustment, was made in December of 2008.

The GateHouse note was subsequently amended on January 19, 2009, delaying the remaining monthly principal payments by three months, with the next payment due on April 15, 2009 and the final payment due on November 15, 2009. GateHouse reported that it has experienced a history of losses in the last three years and that there is risk it may not be able to achieve or maintain profitable operations in the future. We believe we will collect the balance receivable from GateHouse, however, changes in the economic environment and the financial condition of GateHouse may affect our ability to do so. The promissory note is unsecured.

Investing activities. Net cash provided by investing activities was $11.2 million in 2008, down $70.5 from $81.7 million in 2007. Net cash used in investing activities in 2006, was $7.9 million

During 2008, 2007 and 2006, we spent $2.0 million, $11.2 million, and $9.9 million, respectively, on property, plant and equipment. Included in these amounts were payments totaling $0.7 million, $3.2 million and $3.1 million, respectively, against our $7.0 million commitment on our Savannah plant’s new printing press. The press was placed in production during the fall of 2007.

During 2005, we sold Savannah’s former production facility to a third party for $7.2 million, net of closing costs, and elected to have the net proceeds deposited into an escrow account in order to potentially fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. Our parent identified and acquired $0.4 million and $5.7 million in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at the 2006 expiration date for the tax-deferred exchange.

During 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus originally a $3.7 million working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10 million promissory note bearing interest at 8% per annum. Closing costs were $0.6 million.

At the close of the GateHouse sale during the fourth quarter of 2007, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or our parent through a tax-deferred Section 1031 exchange. At the end of the first quarter of 2008, our parent acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, our parent returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

During 2008, we sold miscellaneous fixed assets for $0.8 million which resulted in a net gain of $0.1 million. During 2007 and 2006, we sold miscellaneous fixed assets for their net book value of $0.9 million and $0.2 million, respectively.

During 2006, we acquired four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The aggregate purchase price, including closing costs, was $4.4 million, all in cash.

During 2006, we also entered into two seven-year license agreements with Netlook, Inc. for two free distribution publications in Jacksonville. The total cost was $0.8 million, all in cash.

Financing activities. Net cash used in financing activities was $45.8 million in 2008, compared to a use of $117.6 million in 2007. Net cash used in financing activities in 2007, was up $69.8 million from $47.8 million in 2006, primarily due to the mandatory repayment of the term loan immediately following the GateHouse sale in 2007.

During 2008, we repurchased a total of $21.5 million of our original $300 million 7% Senior Subordinated Notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gain on these transactions was $9.3 million. In addition, we wrote off $0.4 million in unamortized loan fees related to these extinguished notes. At December 31, 2008, $278.5 million was outstanding on the Senior Subordinated Notes.

The amount outstanding on the revolving credit facility at December 31, 2008, 2007 and 2006 totaled $50 million, $39 million and $49 million, respectively.

At December 31, 2008, the interest rate on the term loan was 3.00% and the weighted average interest rate on the revolver was 3.61%. The commitment fee on the unborrowed funds available under the revolver was 0.50% at December 31, 2008 and 0.375% at December 31, 2007 and 2006.

At December 31, 2008, 2007 and 2006, the total outstanding on the term loan was $83.3 million; $88.9 million, and $175 million, respectively. The total commitment under the Credit Agreement was $83.3 million at December 31, 2008.

During the twelve months ended December 31, 2008, 2007, and 2006, we paid $5.6 million, $86.1 million and $0.0 million, respectively in principal due on the Tranche A term loan.

Total debt was $411.7 million at December 31, 2008, down from $427.9 million at December 31, 2007. At December 31, 2006, total debt was $524.0 million.

The average interest rate on our total debt outstanding was approximately 5.78%, 6.69% and 6.68% at December 31, 2008, 2007, and 2006, respectively.

Intercompany loan receivable permitted under Senior Subordinated Indenture

The amount outstanding on the intercompany loan receivable from Morris Communications was $12.2 million as of December 31, 2008. The amount outstanding on the intercompany loan receivable due from Morris Communications was $3.8 million as of December 31, 2007 offset by the $30.5 million loan payable to Morris Communications for income taxes payable on the GateHouse sale. During 2008, we paid Morris Communications the $30.5 million in income taxes due on the gain from the GateHouse sale.

During 2008, 2007 and 2006, we reported the $0.7 million, $1.6 million, and $2.1 million, respectively, in accrued loan receivable interest as contra equity. The average annual interest rate in 2007, 2006 and 2005 was 4.426%, 6.359% and 6.089%, respectively, on average loan balances of $16.1 million, $23.3 million and $33.9 million, respectively. As of December 31, 2008, the total accumulated interest accrued on the loan receivable was $5.9 million.

Dividends declared and recorded under Senior Subordinated Indenture

At December 31, 2008, our consolidated leverage ratio, as defined in the Indenture, exceeded 6.5 to 1.0, therefore, we cannot currently pay dividends.

On June 30, 2007, March 31, 2006 and December 31, 2006, we declared and recorded $40 million, $15 million and $28 million, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its loan payable to Morris Publishing. No dividends were declared or recorded in 2008.

Senior subordinated notes summary

On August 7, 2003, we refinanced substantially all of our long-term indebtedness by issuing $250 million of 7% Senior Subordinated Notes due 2013 (the “Notes”) and entered into a $400 million bank Credit Agreement (“Credit Agreement”). In September 2003, an additional $50 million of notes were issued. The notes are due in 2013 with interest payments due February 1 and August 1.

The notes are subordinated to the rights of the lenders under the original and future senior credit facilities. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of our company, the lenders of the senior debt must be paid in full for all obligations under the existing Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment can be made to holders of the notes.

The covenants of the Credit Agreement require that all payments, including regularly scheduled interest payments, on the Senior Subordinated Notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the Indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

In addition, the Indenture limits our ability to pay dividends to Morris Communications or any other ultimate parent or subsidiary. See the discussion of this restrictive covenant in note 10, “Transactions with Morris Communications”. Additional restrictions apply under the Indenture so long as our consolidated leverage ratio exceeds 6.5 to 1. Most notably, (i) we cannot pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the Indenture, and (ii) we cannot incur additional indebtedness, other than permitted indebtedness as defined in the Indenture.

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

2005 bank credit facility summary:

On December 14, 2005, we, as borrower, entered into a new Credit Agreement (“Credit Agreement”, “credit facility”) for $350 million of senior secured term and revolving credit facilities. The Credit Agreement terminated and replaced the original $400 million Credit Agreement. The new agreement consisted of a $175 million Revolving Credit Facility (“revolving credit facility”) and a $175 million Tranche A Term Loan (“term loan”). The maturity date for both facilities was December 31, 2012, with unequal quarterly principal payments on the term loan commencing on December 31, 2007.

The loans are guaranteed by Morris Communications and substantially all of its subsidiaries. The obligations of Morris Publishing and these guarantors are secured with substantially all of the assets of the parties, with certain exceptions. The Credit Agreement contains various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants requires us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and all of its subsidiaries, and us.

Amendment No. 1 to 2005 Credit Agreement

On July 3, 2007, we, as borrower, entered into Amendment No. 1 under the 2005 Credit Agreement. The Amendment relaxes the financial tests required by the Credit Agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $0.2 million in debt issuance costs associated with this amendment was deferred and is being amortized over the life of the term loan.

Amendment No. 2 to 2005 Credit Agreement and Waiver No. 1

On November 28, 2007, we, as borrower, entered into Amendment No. 2 and Waiver No. 1 (“Amendment No. 2”)under the 2005 Credit Agreement.

The Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries, and us from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 waives compliance by Morris Communications with this covenant to permit the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. We were required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the Credit Agreement. In satisfaction of this requirement, we prepaid $85 million of the $175 million outstanding on the term loan immediately following the close of the November 30, 2007 transaction.

In addition, Amendment No. 2 amended the fixed charge coverage ratio as defined in the Credit Agreement to exclude the income taxes payable on the gain from the sale of assets to GateHouse from the calculation of the ratio.

Amendment No. 3 to 2005 Credit Agreement

On October 8, 2008, we, as borrower, entered into Amendment No. 3 (“Amendment No. 3.”), effective as of September 30, 2008, to the 2005 Credit Agreement, which originally provided for $350 million of senior secured term and revolving credit facilities.

Amendment No. 3 reduces the revolving credit commitments to $100 million from $175 million and increases the interest rate on borrowings under the Credit Agreement and the commitment fee on undrawn amounts under the revolving credit facility.

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

Amendment No. 3 relaxes the financial tests as of September 30, 2008 through the delivery date of Morris Communications’ financial statements for the quarter ending June 30, 2009 (but not later than August 29, 2009).

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

Prior to Amendment No. 3 to the Credit Agreement, the term loan facility required the following principal amortization with the final payment due on September 30, 2012 (dollars in thousands):

2009	$10,125
2010	14,625
2011	24,750
2012	33,750

However, Amendment No. 3 requires Morris Communications and its subsidiaries, and us to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009).

Amendment No. 3 places greater restrictions on the ability of Morris Communications and its subsidiaries, and us to incur other indebtedness, make other acquisitions of businesses or investments (other than the Morris Communications’ acquisition obligations in effect on the Amendment No. 3 Effective Date)or to make restricted payments, as such terms are defined in the Credit Agreement. We had no acquisition obligations in effect on the effective date of the Amendment.

Amendment No. 3 does not restrict dividends or restricted payments from us to Morris Communications, but it does prohibit any voluntary prepayment or purchase of any of our Senior Subordinated Notes.

The $0.6 million in debt issuance costs associated with this amendment were deferred and are being amortized over the original life of the term loan. In addition, we wrote off $0.5 million in unamortized loan costs associated with the original revolving credit facility in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements”, and will continue to amortize the remaining $1.1 million over the term of the revolving credit loan. The amortization periods for the remaining deferred loan costs associated with the term loan and the revolving credit facility were accelerated to May 30, 2009, the deadline set by the lenders for the mandatory repayment.

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

Item 7A--Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk-We are exposed to the impact of interest rate fluctuations, although a large portion of our outstanding debt is at a fixed rate. See note 5 to our consolidated financial statements for December 31, 2008, 2007 and 2006 regarding long term debt.

At December 31, 2008, the fair value of the $278.5 million principal amount of Senior Subordinated Notes was approximately $25.1 million.

At December 31, 2008, the fair value of the $83.3 million term loan and $50.0 million revolving credit facility were estimated at $20.8 million and $11.0 million, respectively. The rates on these loans are variable and fair value of these loans is not directly affected by the change in market interest rates. A 100 basis point increase in market interest rates would increase interest expense by $2.8 million and decrease net income by $1.7 million. Conversely, a 100 basis point decrease in market interest rates would increase interest expense by $2.8 million and increase net income by $1.7 million.

Contractual obligations-At December 31, 2008, the aggregate maturities on our long term debt for the next five years and thereafter are as follows:

(dollars in thousands)		Payments due by period
	Balance at December 31, 2008	2009	2010	2011	2012	2013	Thereafter

Contractual obligations

Long term debt at variable rates:

Balance
Tranche A	$83,250	$83,250
Revolving debt	50,000	50,000
Total	$133,250	$133,250

Interest rate:	Actual rate of loans outstanding*
Tranche A*	3.0000%	3.0000%
Revolving debt*	3.6100%	3.6100%
Weighted average	3.2289%	3.2289%

Long term debt at fixed rate:
Senior subordinated indenture	$278,478	$278,478
Interest rate	7.0000%	7.0000%

Total weighted average: (Fixed and Variable)	5.7795%	5.7795%

Operating leases:
Operating leases to Morris
Communications and affiliates	2,363	$2,439	$2,516	$2,571	$2,661	$-	$-
Other operating leases	1,619	1,192	815	633	420	230	13
	3,982	3,631	3,331	3,204	3,081	230	13

Total payments due:	$415,710	$415,359	$3,331	$3,204	$3,081	$230	$13

*The interest rates for 2009 are based on our December 31, 2008 rate.

As a result of the default on the interest payment on the Senior Subordinated Notes and the mandatory repayment of the amounts outstanding under the credit facilities, we have classified all of the debt outstanding under the Senior Subordinated Indenture and under the Credit Agreement as of December 31, 2008 as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

At December 31, 2008, under our bank credit facilities, we had $83.3 million outstanding on our term loan and $50.0 million outstanding under the then $100 million revolving credit facility. The interest rates on loans under our bank credit facilities are determined with reference to a spread above the alternative base rate (ABR) or the Eurodollar rate, plus applicable margin as defined. The ABR is the greater of the federal funds rate plus 0.5% or prime. The Eurodollar rate is the LIBO rate. The spread applicable to any borrowings under our revolving credit facility and term loan is determined by reference to our trailing total debt to cash flow ratio. During 2008, the spread on the revolver ranged from 1.25% to 2.5% and was 2.5% at December 31, 2008. During 2008, the spread on the term loan ranged from 1.25% to 2.5% and was 2.5% at December 31, 2008.

Because the LIBO rate, the federal funds rate or the JPMorgan Chase Prime Rate may increase or decrease at any time, we are exposed to market risk as a result of the impact that changes in these base rates may have on the interest rate applicable to borrowings under the bank credit facilities. Increases in the interest rates applicable to borrowings under the bank credit facilities would result in increased interest expense and a reduction in our net income. As of December 31, 2008, the interest rate on the $83.3 million outstanding on the term loan was 3.0% and the interest rate on the $50.0 million outstanding on our revolving credit facility was 3.61%, based upon a spread above the LIBO rate. For each 100-basis point increase in the LIBO rate, the annual interest expense paid on the $83.3 million variable rate term loan would increase $0.8 million and the annual interest on the $50 million outstanding on our revolving credit facility would increase $0.5 million (assuming the ABR would not produce a lower effective interest rate).

On January 28, 2009, we, as borrower, entered into Amendment No. 4 to the 2005 Credit Agreement, which reduces the limit on loans available under the revolving facility from $100 million to $70 million, but further limits the amount available to $60 million without the consent of lenders holding a majority of the commitments under the Credit Agreement. The Amendment also immediately increased the variable interest rate by 0.5%.

Under the terms of our senior secured credit facility, we must maintain certain levels of interest rate protection. The notional amount of the interest rate caps plus the total fixed rate debt must total at least 40% of our total debt. Listed below is this covenant calculation as of December 31, 2008:

(Dollars in thousands)	Notional/Balance
Interest rate cap	$-
Fixed rate debt	279,425 (a)
Total	279,425
Divided by total debt	$412,675 (b)
Percentage of total debt	67.71%	> 40% covenant requirement

(a) Covenant is calculated on all fixed rate debt at Morris Communications' level

	Senior subordinated debt	$278,478
	Capital lease	947
	Total fixed rate debt	$279,425

(b) Covenant is calculated on all variable rate debt at Morris Communications' level

	Term loan	$83,250
	Revolving credit facility	50,000
	Total variable rate debt	133,250

	Total debt	$412,675

Newsprint

We consumed approximately 44.2 thousand metric tonnes of newsprint in 2008, an expense representing 11.3%, respectively, of our total 2008 operating costs (excluding the curtailment gain, employee severance costs, impairment charge and write-down of goodwill). A sustained price increase or an unavailability of supply could adversely affect our profitability.

Item 8--Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM

To Morris Communications Company, LLC and Morris Publishing Group, LLC:

We have audited the accompanying consolidated balance sheets of the Morris Publishing Group, LLC and subsidiaries (the “Company”) (a wholly owned subsidiary of Morris Communications Company, LLC) as of December 31, 2008 and 2007 and the related consolidated statements of operations, member’s deficiency in assets, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Morris Publishing Group, LLC as of December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has short-term obligations that cannot be satisfied by available funds and has incurred violations of debt covenants that subject the related principal amounts to acceleration, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 31, 2009

Morris Publishing Group, LLC

Consolidated balance sheets
(Dollars in thousands)	December 31,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,782	$4,135
Accounts receivable, net of allowance for doubtful accounts of $1,823 and $2,695 at December 31, 2008 and 2007, respectively	36,932	50,227
Note receivable	11,581	10,067
Inventories	2,706	3,092
Due from Morris Communications	-	4,384
Assets held for sale	2,025	-
Prepaid and other current assets	903	934
Total current assets	58,929	72,839
NET PROPERTY AND EQUIPMENT	105,623	123,809
OTHER ASSETS:
Restricted cash held in escrow	-	12,392
Goodwill	-	170,685
Intangible assets, net of accumulated amortization of $6,453 and $5,912 at December 31, 2008 and 2007, respectively	7,956	8,657
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $6,315 and $6,116 at December 31, 2008 and 2007, respectively	7,184	9,836
Total other assets	15,140	201,570
Total assets	$179,692	$398,218
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,496	$7,635
Current maturities of long-term debt (note 1)	411,728	5,625
Accrued interest	8,297	9,218
Current portion of deferred taxes	1,326	688
Due to Morris Communications	1,772	-
Deferred revenues	13,133	13,600
Accrued employee costs	8,252	9,948
Current portion of post retirement benefits due to Morris Communications	-	984
Other accrued liabilities	1,153	1,397
Total current liabilities	451,157	49,095
LONG-TERM DEBT, less current portion	-	422,250
DEFERRED INCOME TAXES, less current portion	13,568	18,628
POSTRETIREMENT BENEFITS DUE TO MORRIS COMMUNICATIONS	-	21,127
OTHER LONG-TERM LIABILITIES	2,882	3,592
Total liabilities	467,607	514,692
COMMITMENTS AND CONTINGENCIES (note 8)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(275,705)	(143,712)
Accumulated other comprehensive income	-	1,179
Loan (receivable from) payable to Morris Communications, net	(12,210)	26,059
Total member's deficiency in assets	(287,915)	(116,474)
Total liabilities and member's deficiency in assets	$179,692	$398,218

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of operations

Twelve months ended December 31,
	2008	2007	2006
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$251,698	$306,694	$336,245
Circulation	60,931	57,602	58,838
Other	9,200	10,332	8,685
Total net operating revenues	321,829	374,628	403,768
OPERATING EXPENSES:
Labor and employee benefits	127,031	142,306	144,108
Employee severance	3,783	993	-
Curtailment gains	(24,808)	-	-
Newsprint, ink and supplements	37,370	40,338	51,596
Other operating costs (excluding depreciation and amortization)	109,880	113,657	109,597
Impairment of fixed assets	4,326	-	-
Write-down of goodwill	170,685	-	-
Depreciation and amortization expense	13,858	16,219	19,100
Total operating expenses	442,125	313,513	324,401
OPERATING (LOSS) INCOME	(120,296)	61,115	79,367
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	30,110	37,881	37,059
Pre-tax gains on repurchases of debt	(9,271)	-	-
Interest income	(1,161)	(114)	(70)
Other, net	(118)	(258)	(369)
Total other expenses, net	19,560	37,509	36,620
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(139,856)	23,606	42,747
PROVISION FOR INCOME TAXES	568	8,993	16,840
(LOSS) INCOME FROM CONTINUING OPERATIONS	(140,424)	14,613	25,907

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(413)	7,253	7,192
(Benefit) provision for income taxes	(165)	2,763	2,824
(Loss) income from discontinued operations, net of income taxes	(248)	4,490	4,368
Gain on sale of discontinued operations, net of provision for income taxes of $30,505	-	49,567	-
(LOSS) INCOME FROM DISCONTINUED OPERATIONS	(248)	54,057	4,368

NET (LOSS) INCOME	$(140,672)	$68,670	$30,275

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of member's deficiency in assets

(Dollars in thousands)	Member's deficit	Accumulated other comprehensive income	Loan receivable from Morris Communications, net	Total member's deficiency in assets

DECEMBER 31, 2005-	$(159,657)	$-	$(15,655)	$(175,312)
Net income	30,275	-	-	30,275
Advances on loan receivable from Morris Communications	-	-	(50,498)	(50,498)
Dividend distribution to Morris Communications	(43,000)	-	43,000	-
DECEMBER 31, 2006-	(172,382)	-	(23,153)	(195,535)
Net income	68,670	-	-	68,670
Adjustment to adopt SFAS No. 158, net of taxes	-	1,179	-	1,179
Income taxes payable on sale of discontinued operations	-	-	30,505	30,505
Advances on loan receivable from Morris Communications	-	-	(21,293)	(21,293)
Dividend distribution to Morris Communications	(40,000)	-	40,000	-
DECEMBER 31, 2007-	(143,712)	1,179	26,059	(116,474)
Net loss	(140,672)	-	-	(140,672)
Capital contributions for services provided	8,679	-	-	8,679
SFAS No. 158 adjustment resulting from termination of post retirement benefit plan	-	(1,179)	-	(1,179)
Payment of income taxes due Morris Communications on GateHouse sale	-	-	(30,505)	(30,505)
Advances on loan receivable from Morris Communications	-	-	(7,764)	(7,764)
DECEMBER 31, 2008-	$(275,705)	$-	$(12,210)	$(287,915)

See notes to consolidated financial statements.

Morris Publishing Group, LLC

Consolidated statements of cash flows
(Dollars in thousands)		December 31,
	2008	2007	2006

OPERATING ACTIVITIES:
Net (loss) income	$(140,672)	$68,670	$30,275
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	13,858	18,231	21,432
Deferred income taxes	(3,671)	2,408	(2,266)
Amortization of debt issuance costs	2,827	1,986	1,607
Capital contribution for services rendered	8,678	-	-
Gains on repurchases of debt	(9,271)	-	-
Impairment of fixed assets	4,326	-	-
Write-down of goodwill	170,685	-	-
Loss (gain) on sale of fixed assets, net	1,906	(38)	(13)
Gain on sale of discontinued operations, net of taxes	-	(49,567)	-
Curtailment gain	(24,808)	(2,661)	-
Changes in assets and liabilities, net of effects of businesses acquired:
Accounts receivable	13,295	7,986	(3,276)
Note receivable	(1,514)	-	-
Inventories	386	938	763
Prepaids and other current assets	31	(99)	310
Other assets	(1,560)	(125)	(407)
Accounts payable	(2,139)	(2,764)	(1,965)
Accrued employee costs	(1,696)	(2,968)	(786)
Accrued interest expense	(921)	(209)	59
Due (from) to Morris Communications	6,156	(5,710)	2,713
Deferred revenues and other liabilities	(711)	(3,613)	(485)
Postretirement obligations due to Morris Communications	769	752	2,009
Other long-term liabilities	(710)	(158)	279
Net cash provided by operating activities	35,244	33,059	50,249
INVESTING ACTIVITIES:
Capital expenditures	(1,976)	(11,288)	(9,944)
Restricted cash released from (transferred to) escrow	12,392	(12,392)	6,780
Net proceeds from sale of property and equipment	773	949	150
Net proceeds from sale of discontinued operations	-	104,436	-
Acquisitions of businesses, net of cash acquired	-	-	(4,896)
Net cash provided by (used in) investing activities	11,189	81,705	(7,910)
FINANCING ACTIVITIES:
Repurchases of senior subordinated debt	(12,251)	-	-
Proceeds from revolving credit facility	82,000	68,000	46,001
Repayments on revolving credit facility	(71,000)	(78,000)	(43,000)
Repayment of term loan	(5,625)	(86,125)	-
Payment of debt issuance costs	(641)	(175)	-
Advances on loan receivable from Morris Communications	(38,269)	(21,293)	(50,834)
Net cash used in financing activities	(45,786)	(117,593)	(47,833)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	647	(2,829)	(5,494)
CASH AND CASH EQUIVALENTS, beginning of period	$4,135	$6,964	$12,458
CASH AND CASH EQUIVALENTS, end of period	$4,782	$4,135	$6,964

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$28,203	$36,104	$35,394
Income taxes paid to Morris Communications	30,505	-	21,929
Dividends applied against loan receivable from Morris Communications	-	40,000	43,000
Promissory note receivable from GateHouse Media, Inc.	-	10,000	-

See notes to consolidated financial statements

Morris Publishing Group, LLC
Notes to consolidated financial statements
(Dollars in thousands)

1.        Nature of operations and summary of significant accounting policies

Basis of presentation and nature of operations—These accompanying consolidated financial statements of Morris Publishing Group, LLC (“Morris Publishing” or the “Company”) furnished here reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of the Company’s financial position and results of operations. All such adjustments are of a normal recurring nature.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and present the Company’s financial position, results of operations, and cash flows. As further described in note 7, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications” or “parent”), Morris Publishing’s parent company as of and for all periods presented, have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company.

The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs. (see note 7)

On January 28, 2009, Morris Communications and its subsidiaries (other than the Company) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies. (see note 10)

In this report, the Company is considered as and will be referred to, herein, as a wholly owned subsidiary of Morris Communications.

Economic conditions—The United States economy has been in a recession since December 2007 (National Bureau of Research), and it is widely believed that certain elements of the economy, such as housing, were in decline before that time. The Company’s 2008 revenue, operating results and cash flows were impacted by the recession. The depth and duration of the recession in the markets that the Company operates may further reduce our future revenues, operating results and cash flows.

Debt and liquidity—Several factors relating to the Company’s outstanding debt raise significant uncertainty about its own liquidity and ability to continue as a going concern. More specifically, the Company did not make the February 1, 2009 interest payment of $9,747 due on the $278,478 outstanding on its 7.0% Senior Subordinated Notes.

The holders of over 80% of these notes and the lenders under Credit Agreement have both waived or granted forbearance until April 6, 2009 the defaults under both the Note Indenture and the Credit Agreement that arose from the non-payment of the interest. However, under certain conditions, these waivers or forbearance could be terminated.

If the Company has not paid the overdue interest (plus default interest), amended or restructured these notes or obtained extensions of these waivers and forbearance by April 6, 2009, it would be in default under both debt agreements and it may be required to prepay the entire principal due under both agreements.

Currently, the Company is attempting to refinance or restructure the notes. The timing and ultimate outcome of such efforts cannot be determined at this time.

In addition, in view of the current volatility in the credit markets and the market conditions in the newspaper industry (as evidenced by the impairment charge to write-off its goodwill as discussed in note 4), it is unlikely that the

Company, by itself, will be able to consummate a transaction (or to at least enter into a letter of intent to do so), as required by Amendment No. 3 to the Credit Agreement, that would result in the repayment of the bank credit facilities or the purchase at par of the commitments of the lenders prior to the time Morris Communications reports its financial results for the first quarter of 2009, no later than May 30, 2009.

The Company will likely be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. However, Morris Communications is not expected to make any capital contributions that would enable Morris Publishing to reduce its senior indebtedness, even if the terms of a mandatory transaction by a guarantor would permit such a capital contribution. If a guarantor pays the Company’s senior debt, the guarantor would be expected to step into the shoes of the senior creditors and become the senior creditor.

The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require Morris Publishing to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase its cost of borrowing, no later than May 30, 2009. Further, if the mandatory transaction requirement is waived by the senior lenders, or if such a mandatory transaction fails to close notwithstanding a timely letter of intent, Morris Publishing would likely be required to amend or refinance the senior credit facilities no later than August 29, 2009, since Morris Communications would be unlikely to meet the financial covenants under the Credit Agreement when the Company and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent Morris Publishing from borrowing on the revolver and Morris Publishing may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture governing the notes. Specifically, there is an event of default under the Indenture if Morris Publishing fails to pay other indebtedness (such as the senior credit facility) exceeding $5,000 upon final maturity or within 20 days of an acceleration. In such an event, Morris Publishing cannot assure the bondholders that it would have sufficient assets to pay any amounts due on the notes. As a result, the bondholders may receive no payments or less than the full amount they would be otherwise entitled to receive on the notes.

In response to all the factors described above, Morris Communications and its subsidiaries, and Morris Publishing are pursuing alternative sources of funds or means of financing to repay the amounts outstanding on the Credit Agreement. However, no assurance can be given that such efforts will produce sufficient funds to permit Morris Publishing to refinance, repay or restructure the Credit Agreement.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern.

Discontinued operations— On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse Media, Inc. ("GateHouse").

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the gain from the sale of the assets, net of closing costs and the provision for income taxes, is recorded as discontinued operations in the fourth quarter of 2007. In addition, the results of operations of all newspapers, publications and businesses included in the sale to GateHouse (“GateHouse sale”) have been recorded as discontinued operations in all periods presented.

Business segments— The Company owns and operates 13 daily newspapers as well as non-daily newspapers, city magazines and free community publications in the Southeast, Midwest, Southwest and Alaska. The Company operates in a single reporting segment, and the presentation of the Company's financial condition and performance is consistent with the way in which the Company's operations are managed.

Use of estimates — The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue recognition— Advertising revenues are recognized when the advertisements are printed and distributed or when the advertisements are placed on the Company’s Web sites. Circulation revenues are recorded as newspapers are delivered over the subscription term. Amounts billed for circulation and subscriptions prior to such period are recorded as deferred revenues in the accompanying consolidated financial statements. Other revenue is recognized when the related product or service has been delivered.

Deferred circulation revenue— Deferred circulation revenue arises as a normal part of business from prepaid subscription payments for newspapers and other publications. Revenue is realized in the period the publication is delivered.

Fair Value of Financial Instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of year-end. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at year-end, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value due to their short term nature.

Note receivable. We did not estimate the fair value of our note receivable since it was not practicable to do so.

Long term debt. To estimate the fair value of the Company’s debt issues, which are not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities.

At December 31, 2008, the fair value of the $278,478 principal amount of Senior Subordinated Notes was approximately $25,000 and the fair value of the Tranche A term loan and the revolving credit facility was estimated at $20,800 and $11,000, respectively.

At December 31, 2007, the fair value of the $300,000 principal amount of Senior Subordinated Notes was approximately $217,900 and the fair value of the Tranche A term loan and the revolving credit facility was estimated at $85,300 and $35,900, respectively.

Cash and Cash Equivalents —Cash is stated at cost and the Company considers all liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company held no outstanding debt instruments considered to be cash equivalents at December 31, 2008 and 2007.

Accounts Receivable — Accounts receivables are mostly from advertisers and newspaper subscribers. The Company extends credit and sets the appropriate reserves for receivables, which is a subjective decision based on the knowledge of the customer and industry. The level of credit is influenced by each customer’s credit history with the Company and other industry specific data.

The Company provides an allowance for doubtful accounts equal to estimated uncollectible accounts. The Company’s estimate is based on regular review of individual account balances over 90 days, historical collection experience and consideration of other factors such as customer’s financial status and other business risk. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Write-offs of uncollectible accounts receivable net of recoveries were $4,252, $3,346 and $1,571 in 2008, 2007 and 2006, respectively.

Inventories— Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory, which represented approximately 45% and 50% of the Company’s inventory at December 31, 2008 and 2007, respectively, is determined by the last in, first out method. Costs for newsprint inventory would have been $2,170 and $1,290 higher at December 31, 2008 and 2007, respectively, had the FIFO method been used for all inventories. The turnover of inventory ranges from 30 days to 60 days depending on availability and market conditions. Obsolete inventory is generally not a factor.

Net Property and Equipment —Property and equipment is stated at cost less accumulated depreciation. Depreciation is recorded on a straight-line basis over the expected useful lives of the assets, which range from seven to 40 years for buildings and improvements, five to 11 years for machinery and production equipment, and five to 10 years for office equipment, fixtures and vehicles.

The cost and related accumulated depreciation of property and equipment that are retired or otherwise disposed of are relieved from the respective accounts, and the resulting gain or loss is reflected in the results of operations.

Construction in progress (“CIP”) is progress payments on uninstalled machinery and equipment or newly acquired fixed assets not yet placed in service.

Repairs and replacement costs on the property and equipment are expensed in the period the cost is incurred.

Impairment of long-lived assets— In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, long-lived assets, other than indefinite-lived intangible assets, are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Any unrecoverable carrying amounts are adjusted to fair value and any impairment losses are reported in the period in which the recognition criteria are first applied, based on the discounted cash flows. Long-lived assets and certain intangibles to be disposed of are reported at the lower of carrying amount or estimated fair value less cost to sell (see note 3).

Goodwill and Other Intangible Assets — Intangible assets consist primarily of goodwill (the excess of the cost of the acquired entity over the fair market value of tangible net assets acquired), advertiser and subscriber relationships, mastheads, domain names and noncompetition agreements. Mastheads have an indefinite life and are not being amortized.

Goodwill is tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “ Goodwill and Other Intangible Assets”. Such indicators of impairment may include, but are not limited to, changes in business climate such as an economic downturn, significant operating cash flow declines related to the Company’s newspapers or a major change in the assessment of future operations of the Company’s newspapers (see note 4).

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

Income taxes—The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of Shivers, the Company’s ultimate parent. Tax provisions are settled through the intercompany account and Morris Communications makes income tax payments based on results of the Company. The Company and Morris Communications have entered into a formal tax sharing agreement, under which the Company is required to provide for its portion of income taxes. Under the terms of the agreement, the Company remits taxes for its current tax liability to Morris Communications. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return.

The Company accounts for income taxes under the provisions of the liability method (SFAS 109, “Accounting for Income Taxes”), which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

In July 2007, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), effective for fiscal years beginning after December 15, 2006. Under FIN No. 48, companies are required to make explicit disclosures about uncertainties in their income tax positions, including a detailed roll forward of tax benefits taken that do not qualify for financial statement recognition. Under FIN No. 48, the recognition of a tax benefit would only occur when it is “more-likely-than-not” that the position would be sustained in a dispute with the taxing authority in the “court of last resort.” The adoption of FIN No. 48 did not impact the Company at December 31, 2007.

On January 28, 2009, the Company, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement dated as of December 14, 2005. The Company amended its Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as the Company’s new parent, for tax periods after the reorganization. The Amendment does not change the Company’s financial rights or obligations. The Company remains obligated to pay to its parent entities an amount equal to the federal income tax liability that it would pay (taking into account net operating loss carry forwards and carry backs) as if the Company were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group (see note 10).

Member’s deficit— Member’s deficit includes the original investment in the Company by Morris Communications, accumulated income (loss) of the Company, and the distributions to ( including dividends and restricted payments) and contributions from Morris Communications, including those arising from the forgiveness of the net intercompany receivables and payables between Morris Communications and the Company. Management of the Company and Morris Communications has agreed that all such intercompany amounts are deemed distributions and contributions. However, the Company is currently prohibited by its debt covenants from making any dividends and restricted payments or forgiving any net intercompany receivables. (see note 7),

Classification of Loan Receivable from Morris Communications—Based on the historical practice of the Company and Morris Communications in settling a significant portion of the outstanding loan receivable balance with dividends, the Company concluded that the arrangement is in substance a capital distribution transaction and should be classified as contra-equity within member’s deficiency in assets. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets. However, the Company is currently prohibited by its debt covenants from making any dividends at this time.

Due from (to) Morris Communications —Due from (to) Morris Communications represents a net short term receivable (payable) that resulted from operating activities between the Company and Morris Communications.

Restricted Cash Held in Escrow— The Company elected to have $12,350 of the net proceeds from the November 30, 2007 sale of the fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse deposited into an escrow account in order to potentially fund other acquisitions by the Company or Morris Communications through a tax-deferred Section 1031 exchange. Interest earned on the cash balance in the escrow account totaled $42 in 2007.

In addition, the Company elected to have the net proceeds from the sale of the Company’s former Savannah newspaper facility deposited into an escrow account in order to potentially fund other acquisitions by the Company or Morris Communications through a tax-deferred Section 1031 exchange. Morris Communications acquired $5,280 in qualified replacement property during 2006 with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1,500 in escrow became unrestricted to the Company on the 2006 expiration date for the tax-deferred exchange.

Performance Unit Grants —The 2004 Morris Publishing Group Performance Unit Grants expired on December 31, 2005, which was the final valuation date. Each unit was valued annually based on the net operating income of the consolidated newspaper business segment, adjusted for taxes and a 10% capital charge based on the average invested capital. The Company accrued $200 in employee bonus costs for the total value of the 1,000,000 performance unit grants at the final December 31, 2005 valuation date, with payment commencing in 2007 and years thereafter.

Recent Accounting Pronouncements— In December 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. 140-4 and FIN No. 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”, which will increase disclosure requirements for public companies for reporting periods that end after December 15, 2008. The purpose of this FSP is to promptly improve disclosures by public entities and enterprises until the pending Amendments to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and FIN No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, are finalized and approved by the Board. Effective at the end of the first reporting period (interim and annual) after issuance of the FSP for public entities, the FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transfers of financial assets and variable interests in qualifying special-purpose entities. It also amends FIN No. 46(R) to require public enterprises to provide additional disclosures about their involvement with variable interest entities. We do not believe this pronouncement will impact our financial position, results of operations, and cash flows.

In October 2008, the FASB issued FSP No. 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP No. 157-3”). FSP No. 157-3 clarified the application of SFAS No. 157 in an inactive market. FSP No. 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. The Company’s adoption of SFAS No. 159 had no effect on the Company’s financial position, results of operations, and cash flows when adopted.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The provisions of SFAS No. 157 are effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, which delays the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those years for all non-financial assets and non-financial liabilities, except those that are recognized at fair value in the financial statements on a recurring basis (at least annually). The 2008 adoption of SFAS No. 157 for the Company’s financial assets and financial liabilities did not have a material impact on the Company’s consolidated financial statements. The Company is evaluating the effect, if any, that the implementation of SFAS No. 157 in 2009 for non-financial assets and non-financial liabilities will have on the Company’s financial position, results of operations, and cash flows.

2.         Business acquisitions and divestitures

Acquisition transaction and accounting:

In July 2006, the Company acquired certain assets and assumed certain liabilities of four weekly newspapers in Georgia and South Carolina from Community Newspapers, Inc. The newspapers acquired were The People-Sentinel (Barnwell, S.C.), The Hampton County (S.C.) Guardian, The Citizen News (Edgefield, S.C.) and the Sylvania (Ga.) Telephone, all of which enhanced the Company’s presence in the Augusta market area. The acquisition was accounted for as a purchase and had an aggregate purchase price, including closing costs, of approximately $4,405. The Company paid cash for the acquisition.

The purchase price of the acquisition was allocated to the estimated fair values of assets and liabilities acquired. The excess purchase price over the fair value of the tangible and intangible net assets was allocated to goodwill. The excess consideration over the $404 fair value of the tangible net assets was allocated to goodwill, subscriber lists and mastheads. Such allocation to goodwill, subscriber lists and mastheads were $2,360, $1,421 and $220, respectively.

The subscriber lists are being amortized, on a straight line basis, over a 15-year life. The mastheads, which are considered an indefinite-lived intangible asset and goodwill are not being amortized in accordance with SFAS No. 142.

The results of operations have been recorded in the consolidated statements of income from the date of acquisition. The pro forma effect on net income had the acquisition been reflected as of the beginning of the year acquired and the previously reported year would not have been material. There were no basis adjustments for income tax purposes and all goodwill is expected to be deductible for tax purposes.

Disposition transaction and accounting:

GateHouse sale. On November 30, 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115,000 plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum.

The Company felt that these newspapers were not the best fit under its existing strategy. The Company felt that its full attention and capital resources should be placed on its larger markets where future growth would create greater returns on its investments. The Company is pursuing a clustering strategy in these larger markets through acquisition and development of new products and publications.

The $10,000 promissory note receivable from GateHouse originally matured on November 30, 2008. At the end of 2008, the Company renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10,000 note balance plus $2,980 ( $3,678 of the original working capital adjustment less the $270 reduction at settlement and the $428 owed by the Company to GateHouse for commercial printing ) over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1,442 monthly payment, along with the interest accrued on the net working capital adjustment, was made during December of 2008.

Subsequently, the GateHouse note was amended on January 19, 2009, delaying the remaining monthly principal payments by three months, with the next payment due on April 15, 2009 and the final payment due on November 15, 2009. GateHouse reported that it has experienced a history of losses in the last three years and that there is risk it may not be able to achieve or maintain profitable operations in the future. The Company believes it will collect the balance receivable from GateHouse, however, changes in the economic environment and the financial condition of GateHouse may affect the Company’s ability to do so. The promissory note is unsecured.

The combined technology and shared services fee from the Company’s parent and management fee charged to discontinued operations by the Company’s parent under the management agreement totaled $4,062 and $4,640 for the years ended December 31, 2007 and 2006, respectively.

During 2007, employee benefits costs from discontinued operations benefited from a $2,616 postretirement benefit curtailment gain which related to employees included in the GateHouse sale.

The following table summarizes the components of the gain on sale and income from discontinued operations for the years ended December 31, 2008, 2007 and 2006:

	Twelve months ended December 31,
	2008	2007	2006

Gain on sale of discontinued operations

Gross sales price		$115,000
Less: closing costs		564
Net sales proceeds		114,436

Less: carrying value of discontinued operations sold
Property and equipment, net of accumulated depreciation		15,856
Intangible assets, net of accumulated amortization		799
Goodwill		17,709
Net book value		34,364

Pre-tax gain		80,072
Less: income tax provision		30,505
Gain on sale of discontinued operations, net of income taxes		49,567

(Loss) income from discontinued operations

Operating revenue	$-	62,499	$71,387
Operating expense	413	55,246	64,195
(Loss) income	(413)	7,253	7,192
Less: (benefit) provision for income taxes	(165)	2,763	2,824
(Loss) income from discontinued operations	(248)	4,490	4,368

Total (loss) income from discontinued operations	$(248)	$54,057	$4,368

The following table summarizes the components of the property and equipment included in the GateHouse sale:

Land	$2,219
Buildings and improvements	17,154
Machinery and production equipment	18,066
Office equipment, fixtures and vehicles	16,813
Construction in progress	273
54,525
Less accumulated depreciation	(38,669)
$15,856

The following table summarizes the components of the indentifiable intangible assets included in the GateHouse sale :

	Cost	Accumulated amortization	Net cost

Finite-lived intangible assets
Subscriber lists	$11,888	$11,514	$374
Non-compete agreements and other assets	2,310	2,310	-
Total finite-lived intangible assets	14,198	13,824	374

Indefinite-lived intangible assets
Newspaper mastheads	499	83	416
Domain names	11	2	9
Total indefinite-lived intangible assets	510	85	425

Total other intangible assets	$14,708	$13,909	$799

The goodwill and indefinite-lived intangible asset balances were allocated based on the relative fair values of the businesses being disposed of and the portion that will be retained.

3.         Property and equipment

Property and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Land	$10,633	$10,866
Buildings and improvements	101,215	100,750
Machinery and production equipment	153,381	155,078
Office equipment, fixtures and vehicles	69,563	71,468
Construction in progress	543	8,548
	335,335	346,710
Less accumulated depreciation	(229,712)	(222,901)
	$105,623	$123,809

Depreciation expense totaled $13,158, $15,335 and $15,857 for the years ended December 31, 2008, 2007, and 2006, respectively, with depreciation from continuing operations totaling $17,484, $13,404 and $13,611, respectively.

The Company’s 2008 operating results also included a $4,326 impairment of fixed assets, reflecting the adjustment to fair value of three commercial printing presses being held for sale as of December 31, 2008.

4.         Goodwill and other intangible assets

Goodwill is the excess of cost over fair value of tangible and intangible net assets acquired. Goodwill is not presently amortized but tested for impairment annually or when the facts or circumstances at any of the Company’s reporting units indicate a possible impairment of goodwill as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets". The estimated value of the reporting unit to which goodwill is allocated is determined using the net present value of future cash flows and the market multiple approach. The carrying value of goodwill is considered impaired when the estimated value of the reporting unit is less than its carrying value.

Other intangible assets acquired consist primarily of mastheads on various acquired properties, subscriber lists, as well as other assets. Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market. The fair value of the mastheads and domain names is determined using an income or market multiple approach. The asset is considered impaired when the fair value of the intangible asset is less than its carrying value.

Changes in the carrying amounts of goodwill and other intangible assets of the Company for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Goodwill	Other intangible assets

Balance at December 31, 2006	$188,394	$12,267
Additions	-	85
Amortization expense	-	(2,896)
Assets sold, net	(17,709)	(799)
Balance at December 31, 2007	170,685	8,657
Amortization expense	-	(701)
Write-down of goodwill	(170,685)	-
Balance at December 31, 2008	$-	$7,956

The Company recorded $701, $2,896 and $5,575 of amortization expense during the years ended December 31, 2008, 2007 and 2006, respectively, associated with its finite-lived intangible assets. Amortization expense from continuing operations totaled $701, $2,816 and $5,488 for these respective periods.

Estimated amortization expense of the Company’s finite-lived intangible assets for the next five years as of December 31, 2008 is as follows:

2009	$681
2010	665
2011	536
2012	419
2013	355

The gross carrying amounts and related accumulated amortization of the Company’s finite-lived and indefinite-lived intangible assets at December 31, 2008 and 2007 were as follows:

	Cost	Accumulated amortization	Net cost

December 31, 2008:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,598	$3,598
Non-compete agreements and other assets	50	48	2
Total finite-lived intangible assets	9,246	5,646	3,600

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,453	$7,956

December 31, 2007:

Finite-lived intangible assets
Subscriber lists	$9,354	$5,066	$4,288
Non-compete agreements and other assets	51	38	13
Total finite-lived intangible assets	9,405	5,104	4,301

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,568	$5,911	$8,657

At December 31, 2007, the Company performed the annual impairment tests of goodwill and the indefinite-lived intangible assets, with the test resulting in no impairment. The fair value of the reporting unit was estimated using both the net present value of future cash flows method and the market multiple method.

Since the revenue and market multiples used in determining fair value declined dramatically since December 31, 2007, especially during the third quarter of 2008, the facts and circumstances indicating possible impairment of intangibles assets existed, the Company tested goodwill for impairment between the annual testing dates. The Company first determined the fair value of its newspaper reporting unit, and compared this amount with its carrying amount, including goodwill. Since the carrying amount exceeded the newspaper reporting unit’s fair value, the second step of the goodwill impairment test was performed to measure the amount of impairment loss. The second step of the goodwill impairment test compared the implied fair value of newspaper reporting unit goodwill with the carrying amount of that goodwill. Since the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill, an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008. This non-cash impairment charge is reflected as a write-down of goodwill and does not affect the Company’s operating cash flows.

Newspaper mastheads (newspaper titles and Web site domain names) are not subject to amortization and are tested for impairment annually (at year-end), or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the Company’s reporting unit’s mastheads with the carrying amount. The Company performed impairment tests on newspaper mastheads as of December 31, 2008. No impairment loss was recognized.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) as of December 31, 2008. No impairment loss was recognized.

5.       Long term debt

The following table summarizes the scheduled principal payments on the debt outstanding as of December 31, 2008 and 2007:

	December 31,
	2008	2007

Credit Agreement*
Tranche A	$83,250	$88,875
Revolving debt	50,000	39,000
Current maturities of long-term debt	133,250	127,875

Senior Subordinated Indenture**	278,478	300,000

Total	$411,728	$427,875

* Amendment No. 3 to the Credit Agreement required that both the Tranche A term loan and the revolving credit facility be repaid during 2009.

**February 1, 2009 interest payment of $9,747 has not been paid by Company as of March 31, 2009.

Total debt was $411,728 at December 31, 2008, down from $427,875 at December 31, 2007. At December 31, 2006, total debt was $524,000.

The average interest rate on the Company’s total debt outstanding was approximately 5.78%, 6.69% and 6.68% at December 31, 2008, 2007, and 2006, respectively.

As a result of the default on the interest payment on the Senior Subordinated Notes and the mandatory repayment of the amounts outstanding under the credit facilities, the Company has classified all of the debt outstanding under the Senior Subordinated Indenture and under the Credit Agreement as of December 31, 2008 as current maturities of long-term debt within current liabilities on the consolidated balance sheet (see note 1).

Credit facilities

The amount outstanding on the revolving credit facility at December 31, 2008, 2007 and 2006 totaled $50,000, $39,000 and $49,000, respectively.

At December 31, 2008, the interest rate on the term loan was 3.00% and the weighted average interest rate on the revolver was 3.61%. The commitment fee on the unborrowed funds available under the revolver was 0.50% at December 31, 2008 and 0.375% at December 31, 2007 and 2006.

At December 31, 2008, 2007 and 2006, the total outstanding on the term loan was $83,250, $88,875 and $175,000, respectively. The total commitment under the Credit Agreement was $83,250 at December 31, 2008.

During the twelve months ended December 31, 2008, 2007, and 2006, the Company paid $5,625, $86,125 and $0, respectively in principal due on the term loan.

Senior subordinated Notes

During 2008, the Company repurchased a total of $21,522 of its $300,000 7% Senior Subordinated Notes for a total purchase price, including $220 in accrued interest, of $12,471. The pre-tax gain on these transactions was $9,271. In addition, the Company wrote off $375 in unamortized loan fees related to these extinguished notes. The amount outstanding on the Senior Subordinated Notes was $278,478 at December 31, 2008.

At December 31, 2008, the consolidated leverage ratio, as defined in the Indenture governing the Senior Subordinated Notes, exceeded 6.5 to 1.0, therefore, the Company cannot currently pay dividends.

Subsequent to December 31, 2008, the Company has failed to pay the $9,747 interest payment which was due on February 1, 2009 on the notes. As a result, the Company entered into a Forbearance agreement (the “Forbearance Agreement”) with holders of over $226,000 (over 80%) of the outstanding principal amount of the notes, with the holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture to the Notes for a period ending on April 6, 2009 (the “Forbearance Period”). (see note 1 and note 10)

Senior subordinated Indenture:

On August 7, 2003, the Company refinanced substantially all of its long-term indebtedness by issuing $250,000 of 7% Senior Subordinated Notes (“notes”) due 2013 and entered into the bank’s $400,000 Credit Agreement (“original Credit Agreement”, “original credit facilities”). In September 2003, an additional $50,000 of notes were issued. The notes are due in 2013 with interest payments due February 1 and August 1.

The notes are subordinated to the rights of the lenders under the original and future senior credit facilities. In the event of a liquidation, dissolution, bankruptcy, insolvency or similar event of the Company, the lenders of the senior debt must be paid in full for all obligations under the Credit Agreement (including interest accruing after the commencement of a bankruptcy proceeding), before any payment can be made to holders of the notes.

The covenants of the Credit Agreement require that all payments, including regularly scheduled interest payments, on the Senior Subordinated Notes must be suspended in the event of a payment default on the senior credit facilities, or in the event the trustee of the notes Indenture receives a “Payment Blockage Notice” following any other default that would permit the senior lenders to accelerate the maturity of the senior debt.

Additional restrictions apply under the Indenture so long as the Company’s consolidated leverage ratio exceeds 6.5 to 1. Most notably, (i) the Company cannot pay dividends other than permitted tax distributions, purchase capital stock, or make investments, other than permitted investments as defined in the Indenture, and (ii) the Company cannot incur additional indebtedness, other than permitted indebtedness as defined in the Indenture.

The prohibition on investments generally means that the Company cannot make loans; however, the exception for permitted investments allows it to make up to $40,000 of loans at any time outstanding to subsidiaries of Morris Communications to fund working capital, capital expenditure and acquisition requirements, to make up to $20,000 of additional loans or investments at any time outstanding, or to make other specified types of investments. See the discussion of this restrictive covenant in note 7, “ Transactions with Morris Communications.”

The exception for permitted indebtedness allows the Company to incur indebtedness under the senior credit facility, to refinance the senior credit facility or other existing indebtedness, to incur other indebtedness up to $100,000 at any time outstanding, and to incur other specified types of indebtedness.

2005 Credit Agreement:

On December 14, 2005, the Company, as borrower, entered into a new Credit Agreement (“Credit Agreement”) for $350,000 of senior secured term loan and revolving credit facilities. The Credit Agreement terminated and replaced the original $400,000 Credit Agreement. The new agreement consisted of a $175,000 revolving credit facility and a $175,000 term loan. The maturity date for both facilities was December 31, 2012, with unequal quarterly principal payments on the term loan commencing on December 31, 2007.

The loans are guaranteed by Morris Communications and substantially all of its subsidiaries. The obligations of Morris Publishing and these guarantors are secured with substantially all of the assets of the parties, with certain exceptions. The Credit Agreement contains various representations, warranties and covenants generally consistent with the old credit facilities. Financial covenants requires the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon consolidated financial results of Morris Communications and substantially all of its subsidiaries (including the Company).

Amendment No. 1 to 2005 Credit Agreement

On July 3, 2007, The Company, as borrower, entered into Amendment No. 1 under the 2005 Credit Agreement. The Amendment relaxes the financial tests required by the Credit Agreement for an 18 month period from and including June 30, 2007 through but excluding December 31, 2008. The $175 in debt issuance costs associated with this amendment were deferred and are being amortized over the life of the term loan.

Amendment No. 2 to 2005 Credit Agreement and Waiver No. 1

On November 28, 2007, the Company, as borrower, entered into Amendment No. 2 and Waiver No. 1 (“Amendment No. 2”) under the Credit Agreement.

The Credit Agreement contains a negative covenant prohibiting Morris Communications or any of its subsidiaries (including the Company) from selling or otherwise disposing of all or a substantial part of its business or property. Amendment No. 2 waives compliance by Morris Communications with this covenant to permit the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The Company was required to utilize all of the after-tax net cash proceeds from the disposition to promptly prepay or reduce the commitments in the manner set forth in the Credit Agreement. In satisfaction of this requirement, the Company prepaid $85,000 of the $175,000 outstanding on the term loan immediately following the close of the November 30, 2007 transaction.

In addition, Amendment No. 2 amended the fixed charge coverage ratio as defined in the Credit Agreement to exclude the income taxes payable on the gain from the sale of assets to GateHouse from the calculation of the ratio.

Amendment No. 3 to 2005 Credit Agreement

On October 8, 2008, the Company, as borrower, entered into Amendment No. 3 (“Amendment No. 3.”), effective as of September 30, 2008 (“effective date”), to the 2005 Credit Agreement.

Amendment No. 3 reduces the revolving credit commitments to $100,000 from $175,000 and increases the interest rate on borrowings under the Credit Agreement and the commitment fee on undrawn amounts under the revolving credit facility.

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

Amendment No. 3 relaxes the financial tests as of September 30, 2008 through the delivery date of Morris Communications’ financial statements for the quarter ending June 30, 2009 (but not later than August 29, 2009). With respect to the financial tests, Amendment No. 3 permits add backs of one-time cash expenses for severance costs of up to $5,000 in calculating cash flow, excludes term loan principal payments for specific quarters from the fixed charges, and excludes at all times taxes applicable to certain one-time items (asset sales and debt repurchases) from the fixed charges.

In addition, Amendment No. 3 reduces the threshold for mandatory prepayments upon asset sales, now generally requiring prepayments when aggregate net cash proceeds on dispositions exceed $5,000, and deleting the exception that would have permitted such proceeds to be reinvested in other assets.

However, Amendment No. 3 requires Morris Communications and its subsidiaries (including the Company) to consummate a transaction (or at least sign a letter of intent to do so) that would generate sufficient funds to be able to prepay all loans under the Credit Agreement, or to purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009).

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

Amendment No. 3 does not restrict dividends or restricted payments from the Company to Morris Communications, but it does prohibit any voluntary prepayment or purchase of any of our Senior Subordinated Notes.

The $641 in debt issuance costs associated with this amendment were deferred and are being amortized over the original life of the term loan. In addition, the Company wrote off $538 in unamortized loan costs associated with the original revolving credit facility in accordance with the FASB’s Emerging Issues Task Force (“EITF”) Issue No. 98-14, “Debtor’s Accounting for Changes in Line-of Credit or Revolving-Debt Arrangements”, and will continue to amortize the remaining $1,109 over the term of the revolving credit loan. The amortization periods for the remaining deferred loan costs associated with the term loan and the revolving credit facility were accelerated to May 30, 2009, the deadline set by the lenders for the mandatory repayment.

6.       Income taxes

The components of the Company’s income tax provision for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006
Current tax provision:
Federal	$3,632	$33,647	$18,530
State	467	6,175	3,399
	4,099	39,822	21,929

Deferred tax provision (benefit):
Federal	(2,758)	2,062	(1,914)
State	(938)	377	(351)
	(3,696)	2,439	(2,265)

Income tax provision	$403	$42,261	$19,664

The income tax expense is included in the accompanying consolidated statement of operations as follows:

	2008	2007	2006

Continuing operations
Current federal and state	$4,244	$8,474	$18,780
Deferred federal and state	(3,676)	519	(1,940)
Tax expense	568	8,993	16,840
	.
Discontinued operations
Current federal and state	(146)	31,348	3,149
Deferred federal and state	(19)	1,920	(325)
Tax expense	(165)	33,268	2,824

Total income tax expense	$403	$42,261	$19,664

The net deferred tax liabilities as of December 31, 2008 and 2007 are comprised of the following:

	2008	2007

Current deferred tax assets (liabilities):
Provision for doubtful accounts	$689	$1,056
Deferred gain on promissory note	(2,153)	(2,579)
Other accrued expenses	138	835
Total current deferred tax (liabilities) assets	(1,326)	(688)

Noncurrent deferred tax assets (liabilities):
Intangible assets	(320)	(11,258)
Depreciation and amortization	(14,988)	(17,833)
Postretirement benefits	-	9,351
Adoption of SFAS No. 158	-	(750)
Other accrued expenses	1,740	1,862
Total noncurrent deferred tax liabilities	(13,568)	(18,628)

Net deferred tax liability	$(14,894)	$(19,316)

Management believes that realization of its deferred tax assets is more likely than not; therefore, the Company did not record any valuation allowance against these deferred tax assets as of December 31, 2008 and 2007.

The effective tax rate on income from continuing operations before taxes differ from the U.S. statutory rate. The following summary reconciles taxes at the U.S. statutory rate with the effective tax rates:

	2008	2007	2006

Tax provision at statutory rate	35.0%	34.4%	35.0%
State tax provision, net of federal benefit	2.7%	3.8%	3.9%
Domestic manufacturing deduction	0.0%	0.0%	0.0%
State rate change	0.4%	0.0%	0.0%
Amortization/goodwill impairment	(38.3%)	(0.9%)	0.0%
Tax credits (net of disallowances)	0.1%	(0.1%)	0.0%
Meals and entertainment expenses	(0.2%)	0.2%	0.4%
Total income tax provision	(0.3%)	38.1%	39.4%

7.       Transactions with Morris Communications

Management, Technology and Shared Services Fees —The Company receives certain services from, and has entered into certain transactions with Morris Communications. The Company has recorded these fees within other operating costs in the accompanying consolidated financial statements.

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

On May 16, 2008, the Company entered into a Second Amendment (“Second Amendment”) to Management and Services agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to Morris Communications for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce the Company’s operating expenditures, but the elimination of these fees increased the need for the Company to pay dividends in the future to Morris Communications.

Effective October 1, 2008, the Third Amendment (“Third Amendment”) to Management and Services agreement reinstated the payment of these fees beginning October 1, 2008. Absent the Third Amendment, the Company would not have been obligated to pay fees until January 1, 2009.

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by Morris Communications. The total cost of the services contributed by Morris Communications was $8,678 for the respective period.

The management fees from continuing operations totaled $12,873, $14,986 and $16,157 for the years ended December 31, 2008, 2007 and 2006, respectively. The management fees from discontinued operations totaled $2,499 and $2,856 for the years ended December 31, 2007 and 2006, respectively.

The technology and shared services fees from continuing operations totaled $8,045, $9,366 and $10,098 for the years ended December 31, 2008, 2007 and 2006, respectively. The management fees from discontinued operations totaled $1,562 and $1,785 for the years ended December 31, 2007 and 2006, respectively.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) Plan —The Company participates in Morris Communications’ 401(k) plan. Under this plan, contributions by employees to the 401(k) plan are matched (up to 5% of pay) by Morris Communications. Effective July 13, 2008, the Company indefinitely suspended the employer matching contributions.

Expenses were allocated to the Company based on specific identification of employer matching contributions of $1,778, $3,443 and $3,548 for the years ended December 31, 2008, 2007 and 2006, respectively. In addition, the employer matching contributions from discontinued operations totaled $678 and $726 for the years ended December 31, 2007 and 2006, respectively.

Retiree Health Care Benefits —Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service. As a result, the Company recorded a $24,808 curtailment gain upon the termination of the plan within labor and employee benefits expense.

In addition, the Company reported a curtailment gain of $2,661 in 2007 which was related to the plan participants employed by the newspapers, commercial printing business and related publications included in the GateHouse sale. The Company’s post retirement liability decreased by this amount and the income from discontinued operations increased by this amount.

Morris Communications retiree health care plan, which provided certain health care benefits for eligible retired employees and their dependents, required the Company to be separately liable for its portion of the postretirement health benefit obligation.

Under Morris Communications’ plan, full-time employees who were hired before January 1, 1992 and retire after ten years of service were eligible for these benefits. Full-time employees hired on or after January 1, 1992 must have had 25 years of service to be eligible. Generally, this plan paid a percentage of most medical expenses (reduced for any deductible) after payments made by government programs and other group coverage. This plan was unfunded. Lifetime benefits under the plan were limited to $100 per employee. Expenses related to this plan had been allocated to the Company based on total headcount. The expenses allocated to the Company, net of the related contributions recorded were $769, $752 and $1,558 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company and Morris Communications have completed formal actuarial valuations of the postretirement obligation for the Company as of December 31, 2007, and for each of the two years in the period ended December 31, 2007. Due to the termination of the plan, the Company was not required to have an actuarial valuation as of December 31, 2008.

The amount of postretirement benefit obligation allocated to the Company, based on total headcount, was $0 and $24,039 as of December 31, 2008 and 2007, respectively.

The principal assumptions used in determining postretirement benefit obligations for the Company’s plan as of December 31, 2007 were as follows:

	2008	2007

Discount rate	7.59%	6.48%
Health care cost increase rate:
Following year	10.00%	10.00%
Decreasing to at the end of 2012	5.00%	5.00%

The following is a reconciliation of the benefit obligation and accrued benefit cost for which the Company is separately liable for as of and for the year ended December 31, 2008 and December 31, 2007:

	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$22,111	$24,932
Service costs	352	514
Interest costs	1,401	1,409
Participant contributions	-	514
Curtailment gain	-	(2,661)
Actuarial loss	65	(912)
Medicare Part D refund	-	-
Benefit payments	(984)	(1,685)
Benefit obligation at end of year, prior to effect of plan termination	$22,945	$22,111

Reconciliation of funded status to total liability
Funded status	$(22,945)	$(22,111)
Unrecognized net actuarial gain	(1,863)	N/A
Curtailment gain	24,808	N/A
Net amount recognized in balance sheet	$-	$(22,111)

Components of net periodic benefit cost before reflecting Medicare Part D Subsidy:
Service cost	$352	$514
Interest cost	1,401	1,409
Amortization of prior service cost	-	-
Net periodic benefit cost	$1,753	$1,923

Upon adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, at the December 31, 2007 measurement date, the Company’s post retirement liability decreased in the aggregate amount of $1,929 and member’s deficiency in assets decreased by $1,929, less the $750 income tax effect. Upon termination of the plan, the post retirement liability and member’s deficiency in assets both increased by the same respective amounts.

Health and Disability Plan —The Company has participated in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expense allocated to the Company, based on total headcount, was $9,391, $13,522 and $10,241 for the years ended December 31, 2008, 2007 and 2006, respectively. The portion of these expenses allocated to continuing operations totaled $9,391, $10,671 and $10,159 for these respective periods.

The Company was also allocated its portion of Morris Communications’ health and disability liability. The amounts allocated to the Company, based on total headcount, was $1,974, $2,403 and $2,076 as of December 31, 2008, 2007 and 2006, respectively.

Workers’ Compensation Expense —The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by the Company’s ultimate parent, Shivers, through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not reported. The expenses allocated to the Company, based on a percentage of total salaries expense, was $821, $2,370 and $2,801 for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in 2008 was due to the reduction in employees and claims activity.

Loan Receivable from and restricted payments to Morris Communications —

Loan receivable:

Under its debt arrangements, the Company is permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt Indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bears the same rate as the borrowings under the Credit Agreement. The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month. For 2008 this interest rate was as follows:

January to September	LIBOR +	1.25%
October to December	LIBOR +	2.50%

The amount outstanding on the intercompany loan due from Morris Communications was $12,210 as of December 31, 2008. The amount outstanding on the intercompany loan due from Morris Communications was $3,849 as of December 31, 2007, offset by $30,505 due to Morris Communications for income taxes payable on the GateHouse sale.

The interest income accrued on the loans to Morris Communications for the year ended December 31, 2008, 2007 and 2006 was $730, $1,551 and $2,095, respectively, on average loan balances of $16,098, $23,253 and $33,978, respectively. The average annual interest rates were 4.426%, 6.359% and 6.089%, for the 12 month periods ended December 31, 2008, 2007 and 2006, respectively.

The Company accounts for this arrangement as a capital distribution transaction and classified as contra-equity within member’s deficiency in assets, given the historical practice of Morris Publishing and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the periods ended December 31, 2008 and 2007.

Restricted payments:

The Company is permitted under its debt arrangements to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the Indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

On June 30, 2007, March 31, 2006 and December 31, 2006, the Company declared and recorded $40,000, $15,000 and $28,000, respectively, in dividends to Morris Communications that, in turn, utilized the distribution to reduce its loan payable to the Company. No dividends were declared or recorded in 2008 and the Company is currently prohibited under its debt covenants from making any restricted payments at this time.

8.         Commitments and contingencies

Leases — The Company leases certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2013. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2008 are as follows:

(Dollars in thousands)	Operating leases to Morris Communications and affiliates	Other Operating Leases	Total

2009	$2,439	$1,192	$3,631
2010	2,516	815	3,331
2011	2,571	633	3,204
2012	2,661	420	3,081
2013	-	230	230

In December 2002, the Company sold its facility in Savannah, Georgia to an affiliated party and entered into a 10-year operating lease expiring on December 31, 2012. The Company was required to make equal monthly payments of $92 beginning January 1, 2003. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) four percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

On February 21, 2006, the Company entered into an amendment with respect to its existing lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor, an affiliate, and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building was $980 or a monthly rate of $82. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2008 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

The annual lease payment schedule (included in the table above) on the Savannah production and administrative facility is as follows:

(Dollars in thousands)	Production facility	Administrative facility	Total annual payment

2006	$1,201	$1,009	$2,210
2007	1,226	1,030	2,256
2008	1,259	1,059	2,318
2009	1,310	1,090	2,400

During 2007, the Company entered into a 34 month operating lease with an affiliate for a zone office in Nassau County, Florida, with the Company being required to make equal monthly payments of $3.

Total rent expense under operating leases was approximately $3,982, $3,848, and $4,212 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2006, the Company made a commitment totaling $7,000 to purchase a new printing press for its Savannah plant that was placed in production during the fall of 2008. During 2007 and 2006, the Company made payments against this commitment totaling $3,100 and $3,200, respectively. The remaining $700 was paid in 2008.

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

9.         Quarterly operations (unaudited)

Retail advertising revenue is seasonal and tends to fluctuate with retail sales in the Company’s various markets, which is historically highest in the fourth quarter. Classified advertising revenue has historically had a direct correlation with the state of the overall economy and has not been materially affected by seasonal fluctuations. The Company does not believe there were any other significant unusual or infrequent items, other than those reflected in the table above, that have impacted our quarterly results from continuing operations in 2007 and 2008.

The following table summarizes the Company’s quarterly results of operations from continuing and discontinued operations:

(Dollars in thousands)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

	2008

Total net operating revenues	$82,708	$82,171	$78,246	$78,704

Other Operating Expenses	75,098	73,580	71,394	71,850
Curtailment gains	-	-	-	(24,808)
Impairment of goodwill and fixed assets	-	-	170,685	4,326
Total operating expenses	75,098	73,580	242,079	51,368

Operating (loss) income from continuing operations	7,610	8,591	(163,833)	27,336
				-
Interest and debt amortization expense	8,022	6,856	6,776	8,456
Pre-tax gains on repurchases of debt	(8,411)	(860)	-	-
Other expenses, net	(217)	(325)	(254)	(483)
Total other expenses, net	(606)	5,671	6,522	7,973

(Loss) income from continuing operations before taxes	8,216	2,920	(170,355)	19,363
Income tax (benefit) provision from continuing operations	2,571	933	(7,154)	4,218
(Loss) income from continuing operations	5,645	1,987	(163,201)	15,145

Loss from discontinued operations, net of income tax benefit	-	-	-	(248)

Net (loss) income	$5,645	$1,987	$(163,201)	$14,897

	2007

Total net operating revenues	$91,774	$95,589	$92,241	$95,023
Total operating expenses	81,156	79,452	76,433	76,471
Operating income from continuing operations	10,618	16,137	15,808	18,552
Other expenses, net	9,275	9,392	9,538	9,304
Income from continuing operations before taxes	1,343	6,745	6,270	9,248
Income tax provision from continuing operations	611	2,715	2,357	3,310
Income from continuing operations	732	4,030	3,913	5,938

Income from discontinued operations, net of income tax provision	56	917	1,048	2,469
Gain on sale of businesses, net of income tax provision	-	-	-	49,567
Income from discontinued operations	56	917	1,048	52,036

Net income	$788	$4,947	$4,961	$57,974

10.         Subsequent events

Failure to pay the $9,747 interest payment due on February 1, 2009 on the $278,478 in Senior Subordinated Notes.

On January 28, 2009, the Company, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement (“Amendment No. 4), which waived until March 3, 2009 the default that arose from the Company’s failure to pay the $9,747 interest payment due on the Senior Subordinated Notes. The Credit Agreement includes an event of default if the Company defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as its outstanding notes or bank credit facilities).

Subsequently, on February 26, 2009, the Company entered into a Forbearance agreement (the “Forbearance Agreement”) with holders of over $226,000 of outstanding principal amount of the notes, with the holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture to the notes for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement, the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver (as described below), the occurrence of any other default under the Indenture, or the Company’s filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

Also on February 26, 2009, the Company entered into Waiver No. 3 to the Credit Agreement (the “Waiver”) which extended the original waiver period from March 3, 2009 until April 6, 2009, or earlier, if upon termination of the Forbearance Agreement.

Amendment No. 4 also required the Company, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $500 for Morris Publishing, Morris Communications and their subsidiaries. Waiver No. 3 extended this compliance deadline to April 6, 2009.

If, by April 6, 2009, the Company does not make the overdue interest payment (plus default interest) or amend or restructure the notes it would be in default under the Indenture to the notes. In such an event, the Company cannot assure the bondholders that it would have sufficient assets to pay any amounts due on the notes. As a result, the bondholders may receive no payment or less than the full amount they would be otherwise entitled to receive on the notes.

Reduction in credit facility and increase in interest rates

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100,000, in addition to the $83,250 outstanding on the term loan. Amendment No. 4 reduces the limit on loans available under the revolving facility from $100,000 to $70,000, but further limits the amount available to $60,000 without the consent of lenders holding a majority of the commitments under the Credit Agreement.

Amendment No. 4 provides for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500%.

Reorganization of its parent’s company structure

Amendment No. 4 contains provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than Morris Publishing) to consummate a reorganization of their company structure, without causing a default under the Credit Agreement.

In the reorganization, Morris Communications distributed ownership of all membership interests in the Company to MPG Holdings, subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement. Morris Communications and all of its remaining subsidiaries remain as guarantors of the Company’s obligations under the Credit Agreement. After the reorganization, the lenders under the Credit Agreement maintain all of their existing security interests in the assets of the Company, Morris Communications and the subsidiary guarantors.

Various covenants, restrictions and other provisions of the Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either Morris Publishing, Morris Communications or the subsidiary guarantors. The Company did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, the Company amended its Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the reorganization. The Amendment does not change the Company’s financial rights or obligations. It remains obligated to pay to its parent entities an amount equal to the federal income tax liability that it would pay (taking into account net operating loss carry forwards and carry backs) as if it were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

Amendment No. 4 waives until April 11, 2009 any default that may exist from the Company’s failure to cause to be filed continuation statements as may be necessary to maintain perfection of security interests in assets of some of the subsidiary guarantors.

Downgrade of company debt ratings

On March 4, 2009, Moody’s Investors Service lowered the Company’s Corporate Family rating to Ca from Caa3 and changed the Company’s Probability of Default rating to C/LD from Caa3, following the lapse of the 30 day grace period after the Company failed to make the interest payment on the notes. The bank credit facility was reaffirmed at B3; conversely, the notes were lowered to C from Ca.

Employee salaries and wage pay cuts

The Company announced that effective April 1, 2009, it will reduce employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 5 percent for those who earn less than $25,000 per year, 7.5 percent for those earning $25,000 to $50,000, and 10 percent for those earning $50,000 or more (which includes all Morris Publishing senior executives).

Item 9--Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A--Controls and Procedures

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Morris Publishing Group (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system over financial reporting is designed to provide reasonable assurance regarding the preparation and fair presentation of the Company’s financial statements presented in accordance with generally accepted accounting principles in the United States of America.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The management of the Company assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on management’s assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Security and Exchange Commission that permit the company to provide only management’s report in this annual report.

Item 9B—Other Information

None

Part III

Item 10--Directors and Executive Officers of the Registrant

The following table sets forth certain information with respect to our directors and executive officers:

Name	Age	Years in newspaper industry	Title

William S. Morris III	74	52	Chairman of the Board of Directors
William S. Morris IV	49	19	CEO, President and Director
Craig S. Mitchell	50	15	Director, Senior Vice President—Finance, Secretary and Treasurer
James C. Currow	64	45	Executive Vice President
Steve K. Stone	56	29	Senior Vice President—Chief Financial Officer
Susie Morris Baker	41	16	Director
J. Tyler Morris	46	20	Director
Mary E. Morris	75	13	Director

On January 28, 2009, Morris Communications, LLC (“Morris Communications”) and its subsidiaries (other than Morris Publishing Group, LLC (“Morris Publishing”) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), with Morris Communications becoming an affiliated company of Morris Publishing. At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating Company (“Shivers”).

Our directors and executive officers are elected by, and serve at the discretion of our sole member which can add, remove and replace them at any time. These individuals also hold the same positions in the co-issuer, Morris Publishing Finance Co. The board of directors does not have any committees, except for an audit committee composed of Mr. Morris IV, Mr. Mitchell and Mr. Stone. Our board of directors has determined that Mr. Mitchell and Mr. Stone are audit committee financial experts, but that neither is independent.

William S. Morris III—Mr. Morris has served as chairman of our board of directors for at least 30 years. Mr. Morris is the chairman of Morris Communications, Shivers, and its other subsidiaries and is the chief executive officer of all of these companies except Morris Publishing and its subsidiaries. Mr. Morris is active in community and state affairs, as well as in the newspaper and outdoor advertising industry and has recently completed a term as chairman of the Newspaper Association of America. Mr. Morris has a journalism degree from the University of Georgia and has been in the newspaper business his entire working career.

William S. Morris IV—Mr. Morris has been our president since 1996, our chief executive officer since 2001, and a director since 1996 and is a director and the president of Morris Communications, Shivers, and its other subsidiaries. He joined the family business in 1990 and prior to becoming our president has served as assistant to the president. Prior to that, he served as assistant to the general manager, general manager and publisher of several of our newspapers and magazines. Prior to joining us, Mr. Morris worked for United Yellow Pages, Inc., selling independent telephone advertising and Gannett Outdoor Group in the leasing department and as national sales manager. He graduated from Emory University in 1983 with a degree in economics.

Craig S. Mitchell—Mr. Mitchell became senior vice president-finance in November 2003 and has served as vice president-finance, secretary and treasurer since 1999 and as a director since 1999. He holds similar positions with Morris Communications, Shivers, and its other subsidiaries. Prior to joining Morris Publishing, Mr. Mitchell was employed by Deloitte Haskins & Sells in its tax department and by President Baking Company as its treasurer. Mr. Mitchell holds an accounting degree from Augusta College (currently Augusta State University) and a Master of Accountancy (tax option) from the University of Georgia.

James C. Currow—Mr. Currow was named executive vice president-newspapers in 2002, with responsibility for the metro newspapers outside Florida, the western group community newspapers and the eastern group community newspapers. Upon Carl Cannon’s retirement on December 31, 2007, he became responsible for all Morris Publishing Group’s newspapers and related publications and began serving as the publisher of The Florida Times-Union until a new publisher is named.

He previously served as vice president-newspapers with responsibility for our metro newspapers outside of Florida and for our western community newspapers since 1998. Prior to joining us, Mr. Currow was president and CEO of Currow & deMontmollin a newspaper management consulting firm he started in 1995. He also served as president and chief executive officer of the Milwaukee Journal and Sentinel from 1992 to 1995, served as vice president of sales and marketing at The Miami Herald from 1989 to 1992, served as vice president of advertising at The Miami Herald from 1986 to 1989, and served as vice president of sales and marketing at the Ft. Wayne newspapers from 1982 to 1986.

In the past, he has served as senior vice president and chief marketing officer of the Newspaper Association of America and also served on the board of the Newspaper Association of America, chairing the Marketing Committee and serving on the executive committee. Mr. Currow holds a B.S. degree in management from Charleston Southern University and is a 1992 graduate of the Harvard Business School Advanced Management Program.

Steve K. Stone— Mr. Stone became senior vice president in November 2003 and has served as our vice president and chief financial officer-newspapers and has been the head of MStar Solutions, LLC, the Morris Communications subsidiary operating the Shared Services Center, since 2002. Mr. Stone has 29 years experience in the newspaper industry and prior to joining us in 2002, Mr. Stone was assistant vice president/shared services for Knight Ridder, Inc. He has also served as vice president/chief financial officer for The Charlotte Observer, director of finance/controller for The Miami Herald, and held various financial positions at the San Jose Mercury News, Columbus Ledger-Inquirer and The Wichita Eagle Beacon. Mr. Stone holds a BBA degree from Southwestern College.

Susie Morris Baker—Mrs. Baker has been a director of newspapers since 1999 and a vice president of newspapers from 1999 to 2003. She is also a director of Morris Communications, Shivers, and its other subsidiaries. She has also served as vice president of the Alaska newspapers for Morris Publishing, with responsibility for The Juneau Empire, The Peninsula Clarion in Kenai, and The Alaska Journal of Commerce and Alaskan Equipment Trader in Anchorage. Prior to that, Mrs. Baker was the publisher of the Quarter Horse News and Barrel Horse News in Fort Worth, Texas and publisher of The Peninsula Clarion. Mrs. Baker received a B.A. from Mary Baldwin College in Staunton, Virginia in 1990 and received a master’s degree in business administration from Southern Methodist University in Dallas, Texas in 1998.

J. Tyler Morris—J. Tyler Morris has been a director since 1996 and is a director of Morris Communications, Shivers, and its other subsidiaries. He has served as the vice president of the Morris Communications’ Cowboy Publishing Group in the magazine division. He is currently chairman, president and chief executive officer of Texas Aerospace Services in Abilene, Texas. Prior to that, he worked at Lubbock Avalanche-Journal and Gray’s Sporting Journal and at the Fort Worth Star-Telegram. Mr. Morris graduated from the University of Georgia in 1987 with a degree in journalism.

Mary E. Morris—Mrs. Morris has been a director of Morris Publishing since 1996 and is a director of Morris Communications, Shivers, and its other subsidiaries. She is active in volunteer work with church and civic organizations and has served on many boards including the board of the Morris Museum of Art and the State Botanical Garden of Georgia.

William Morris III and Mary Morris are husband and wife. William Morris IV, J. Tyler Morris and Susie Morris Baker are their children.

Code of Ethics

We adopted, and posted on our Web site at morris.com/profile/ethics.shtml, a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, and others.

Item 11--Executive Compensation

Compensation Discussion and Analysis

Overview

Management agreement

Most of our executive officers, including our principal executive officer and principal financial officer, do not receive any part of their compensation from us. Their services are provided to us by Morris Communications Company, LLC (“Morris Communications”), under our management agreement, pursuant to which we generally pay 4% of our total operating revenues to Morris Communications for corporate services and costs incurred on our behalf, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. See “Certain Relationships and Related Transactions, and Director Independence.”

Our executive officers whose services are provided to us through the management agreement are:

William S. Morris III, Chairman of the Board of Directors,
William S. Morris IV, President and CEO,
Craig S. Mitchell, Senior Vice President - Finance, Secretary and Treasurer, and
Steve K. Stone, Senior Vice President - CFO.

These executive officers also serve in executive officer capacities for some or all of Morris Communications, its ultimate parent, Shivers Trading & Operating Company (“Shivers”), and their other subsidiaries.

Executive Vice President

Our only other executive officer is our Executive Vice President (“EVP") charged with the operations of our newspaper business and is our only executive officer paid by us. Thus, the remainder of this “Compensation Discussion and Analysis” will focus on the compensation of our EVP.

Our primary business financial objective is to provide a stable stream of income to our member through increases in distributable cash flow. To do so, we seek to enhance the return from, and the value of, our existing newspapers and other publications, and any additional publications we may acquire, develop or invest in. In turn, the purpose of our executive compensation program for our EVP has been and is to achieve our primary objectives by retaining and motivating this talented executive by providing incentives and economic security. More specifically, our compensation program for our EVP is designed to reward favorable increases in distributable cash flow, both in absolute amount and relative to our peers, taking into consideration our competitive position within the newspaper industry and this executive’s long-term career contributions to the company. The goal is to align the interests of our EVP with our primary objectives.

We are privately held by the Morris family and, accordingly, do not provide any stock options, grants or equity based compensation of any kind. Substantially all of our EVP’s compensation is in the form of cash payments, the largest portion of which is current cash compensation through base salary. We have also rewarded long term performance and encouraged continued employment through a non-qualified deferred compensation agreement in which the employee would become vested in additional compensation amounts over several years of service, and which amounts may become forfeitable upon improper competition with our newspapers. Annual base salaries, cash bonuses and any additional deferred compensation amounts are set based upon individual performance, the performance of the newspapers, for which he is responsible, and the criteria and goals described above. We seek to provide overall compensation to our EVP that is competitive with total compensation paid by other newspaper companies similar to us, either by size or by industry.

The annual cash incentive bonus for a fiscal year is typically paid in the first quarter of the fiscal year following such fiscal year, when financial statements for such fiscal year become available for both us and other publicly-traded newspaper companies. For example, we paid this executive vice president his 2008 cash incentive bonus in March 2009.

EVP compensation for 2008 primarily consisted of (i) annual cash base salary, and (ii) annual cash incentive bonus. Compensation in 2008 also included benefits and other perquisites, such as 401(k) plan matching, payment of health and welfare plan premiums, employer contributions and earnings under Morris Communications deferred compensation plan and imputed income for use of company vehicle. Our EVP (and certain other employees) may elect to defer a portion of their salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future.

Our Board of Directors does not maintain a compensation committee, and the functions of a compensation committee are performed by our Chairman and our Chief Executive Officer. The Chairman and our Chief Executive Officer make the decisions each year regarding executive compensation, including annual base salaries, bonus awards and performance unit grants. With respect to our EVP, the Chairman and the Chief Executive Officer set the Executive Officer’s base salary and cash bonus based on criteria previously described. They do not base their decisions on any income, revenue, cash flow or other financial targets, or any other pre-determined formulae. For 2008, they determined the base salary amounts and bonuses for our EVP based on their assessment of this officer’s individual performance and current level of compensation.

The Morris family, including William S. Morris III, our Chairman, and his son, William S. Morris IV, our President and Chief Executive Officer, beneficially own all of the equity interests in us and Morris Communications. By virtue of such equity ownership, the Morris family has the sole power to determine the outcome of any company matter or transaction, including compensation matters.

Components and Criteria of Executive Compensation

Fiscal year 2008 compensation

Base salary. For 2008, the base salary of this Named Executive Officer was based on the review of our chairman and chief executive officer and the following:

-An assessment of the scope of the EVP’s responsibilities and leadership;
-The EVP’s expertise and experience within the industry
-The competitive market compensation paid to executive officers in similar positions at public newspapers that are our peers, both by industry segment (newspaper publishing) and size (enterprise value).

-Our overall financial and business performance, and
-The EVP’s contributions to the company.

The 2008 annual base salary for our EVP is provided in the Summary Compensation Table further below.

Annual Cash Incentive Bonus. The annual cash incentive bonus program is intended to compensate our EVP for achieving our annual financial goals at both the company and individual newspaper levels, as well as implementing long-term plans and strategies. The annual cash incentive bonus program is based on performance and responsibility level rather than on the basis of seniority, tenure or other entitlement. This performance-based program encourages our officers to continually improve their capabilities to deliver short- and long-term business results. The annual cash incentive bonuses are set so that they are competitive with bonuses paid to executive officers in similar positions and with similar responsibilities at companies in our peer group.

We emphasize the importance of incentive cash compensation as a component of total compensation for our EVP. This component of our compensation program is an investment in high quality, successful employees who can improve the operational performance of the existing assets and generate new business opportunities and investments that create value for our member.

Performance Unit Grants. In 2004, we issued performance units to our EVP and various other business unit managers under the terms of various Shivers Trading & Operating Company (our ultimate parent company) Performance Unit Plans. These performance units were intended to compensate our senior executives and other business unit managers for achieving our annual financial goals at the corporate level. Each unit typically was valued annually based on the increase in net operating income of the consolidated newspaper segment, adjusted for taxes and a capital charge based on the average invested capital. These performance units were valued at the end of 2005 and our EVP will receive cash payments totaling $12,830 for his units. These payments were deferred. We did not choose to issue new units for 2006 or beyond, instead emphasizing the other components of compensation.

Retirement Plans. In order to attract and retain key executive talent, we believe that it is important to provide our EVP with retirement benefits, including benefits that are in addition to those generally provided to its employees.

401(k) Plan—Our EVP may defer specified portions of his compensation under the 401(k) plan generally available to all of our employees. However, effective July 13, 2008, we indefinitely suspended the employer matching contributions. Prior to July 13, 2008, we made a matching contribution of 100% up to the first 5% of base salary (up to an annual compensation limit prescribed by law) on behalf of our EVP under the 401(k) Plan. We had provided this match to all eligible employees to encourage participation and to provide a competitive retirement benefit.

Elective Deferred Compensation Plan- We permit our EVP to elect to defer a portion of his salary under our Elective Deferred Compensation Plan, pursuant to which we will credit an employee with earnings on deferred amounts until they become payable in the future. Our EVP did not elect to defer any portion of his 2008 salary under this Plan, but was credited with earnings on his prior deferral amounts.

For more information about the Executive Deferred Compensation Plan, please refer to the “Non-Qualified Deferred Compensation” table further below.

Summary Compensation Table. The following table sets forth all compensation from Morris Publishing awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2008 for our principal executive officer and principal financial officer. (Note that the services of these officers were provided to us by Morris Communications, pursuant to our management agreement.)

Name and principal position	Year	Total Compensation From Registrant

William S. Morris IV	2008	$-
President and CEO	2007	-
(principal executive officer)	2006	-

Steve K. Stone	2008	-
Senior Vice President - CFO	2007	-
(principal financial officer)	2006	$-

The following table sets forth all compensation awarded to, earned by, or paid for services rendered to Morris Publishing in all capacities during the three years ended December 31, 2008 for the executive officer who received compensation from Morris Publishing in 2008 (dollars in thousands):

Name and principal position	Year	Salary	Bonus	401(k) registrant contribution	Non-qualified deferred compensation earnings (b)	All other compensation (a)	Total

James C. Currow	2008	$800,000	$47,071	$8,250	$(35,549)	$29,662	$849,434
Executive Vice President	2007	800,000	111,500	11,250	18,721	29,454	970,925
	2006	800,000	97,876	11,000	17,536	29,454	955,866

(a)
Includes imputed income for use of company vehicle in the amount of $19,606, $19,606 and $19,606 for 2008, 2007 and 2006, respectively, and for the participation in the executive medical reimbursement plan in the amounts of $10,056, $9,848 and $9,848 for 2008, 2007 and 2006, respectively.

(b)
Earnings are credited to a participant's account based upon the investment performance of designated funds or investments chosen, from time to time, by the participant. The amounts shown in this column reflect all earnings for the respective periods (rather than "above market rate earnings").

No information is presented for options, restricted stock awards, stock appreciation rights or other stock based compensation, because no such compensation has been awarded.

Deferred Compensation Plan for Deferrals Table. The following table sets forth the executive contributions, the aggregate earnings and withdrawals and the aggregate balance of the deferred compensation plan for deferrals for the year ended December 31, 2008 for the Executive Vice President who received compensation from Morris Publishing in 2008.

Name and principal position	Executive contributions in 2008 (a)	Aggregate earnings in 2008 (a)	Aggregate withdrawals/distributions	Aggregate balance at December 31, 2008

James C. Currow-Executive Vice President	$-	$(33,724)	$-	$189,285

(a)	These amounts are included in full in the Summary Compensation Table above.

Fiscal year 2009 compensation

Base salary. Effective April 1, 2009, we reduced all employee wages, including our Executive Vice President’s base pay, by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Our Executive Vice President’s base pay was originally unchanged from 2008.

Annual cash incentive bonus. For 2009, we retained the overall structure of the 2008 annual incentive bonus for the Executive Vice President.

Performance Unit Grants. We did not issue any new performance units.

Employment and/or severance agreements

Morris Publishing has no employment or severance agreements with its executive officer. We have designed our incentive and compensation programs to retain key employees, but no such programs obligate any employee to continue to work for us, nor commit Morris Publishing to continue to employ any officer.

Compensation of directors

Our directors received no compensation for their services as such in 2008, 2007 and 2006.

Compensation Committee Interlocks and Insider Participation

The functions of a compensation committee were performed by William S. Morris III, our Chairman, and William S. Morris IV, our President and CEO, both of whom are executive officers. However, since their services are provided through our management agreement, and since they receive no executive compensation from us, they were not involved in setting their own compensation from us.

During 2008, there was no interlocking relationship between our Board of Directors and the board of directors or compensation committee of any other company.

Compensation Committee Report

William S. Morris III, our Chairman, and William S. Morris IV, our President, perform the functions of a compensation committee and have reviewed and discussed the foregoing Compensation Discussion and Analysis with management and, based on such review and discussions, has recommended that the Compensation Discussion and Analysis be included in the Annual Report on Form 10-K.

By the members of the Board of Directors performing the functions of a compensation committee,

William S. Morris III, Chairman
William S. Morris IV, President

Item 12--Security Ownership of Certain Beneficial Owners and Management

Prior to January 28, 2009, Morris Communications Company, LLC (“Morris Communications”) and Morris Publishing Group, LLC (“Morris Publishing”) were lower tier subsidiaries of Shivers Trading & Operating Company (“Shivers”), which is beneficially owned 100% by William S. Morris III and members of his immediate family.

On January 28, 2009, Shivers and its subsidiaries consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), which is owned by Shivers.

Following the reorganization, Questo, Inc. (“Questo”), a new corporation and the new ultimate parent corporation, owns 100% interest in the stock of Shivers. Questo is beneficially owned 100% by William S. Morris III and members of his immediate family. Mr. Morris III and his wife, Mary E. Morris, together directly own over 50% of the voting stock of Questo and together beneficially own approximately 64% of the total common stock of Questo. Their three children, including Mr. Morris IV, each directly own approximately 16% of the voting stock and each beneficially own approximately 12% of the total common stock of Questo.

Item 13--Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions. Various entities which are affiliated with Morris Communications and the Morris family have engaged, and will in the future engage, in transactions with us some of which may be viewed, from the perspective of a note holder of Morris Publishing, as disadvantageous to us or an inappropriate use of our resources.

These transactions may not necessarily be consummated on an arm’s-length basis and therefore may not be as favorable to us as those that could be negotiated with non-affiliated third parties.

We receive certain services from, and have entered into certain transactions with, Morris Communications. Costs of the services that have been allocated to us are based on actual direct costs incurred or on Morris Communications’ estimate of the proportion of expenses incurred by Morris Communications that related to the services provided to us. Morris Communications made the allocations based on usage or other factors such as percentage of revenues, number of employees and other applicable factors in estimating the proportion of corporate expenses to allocate to us. We believe that these allocations have been made on a reasonable basis, and approximate all of the material incremental costs we would have incurred had we been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what the costs of obtaining such services from third parties would have been. The management fee and the technology and shared services fee included in continuing and discontinued operations aggregated $30.9 million for the year ended December 31, 2006; $28.4 million for the year ended December 31, 2007 and $20.9 million for the year ended December 31, 2008.

The management fee and the technology and shared services fee do not include other transactions or shared expenses between Morris Publishing, on the one hand, and Morris Communications, on the other hand, including cash management, employer 401(k) contributions, workers’ compensation expense and intercompany borrowings. (See notes 1 and 7 to notes to Consolidated Financial Statements for December 31, 2008, 2007 and 2006.) Morris Communications worker’s compensation self-insurance plan is currently guaranteed and secured by our ultimate parent, Shivers Trading and Operating Company, through a letter of credit.

We will continue to be managed by Morris Communications pursuant to a management agreement and as compensation for these services, Morris Communications will be entitled to receive annual management fees (payable monthly) equal to the greater of 4.0% of our annual total operating revenues or the amount of actual expenses allocable to the management of our business by Morris Communications (such allocations to be based upon time and resources spent on the management of our business by Morris Communications). These corporate allocation expenses included in both continuing and discontinued operations totaled $12.9 million; $17.5 million and $19.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were based on 4% of annual total net operating revenues of all operations.

In addition, as part of the initiatives to move to a shared services concept, Morris Communications created MStar Solutions, LLC, an organization that provides savings and cost efficiencies by leveraging purchasing power; centralizing, standardizing and simplifying back office and administrative procedures; creating and implementing an advanced business platform, and leveraging the technology platform. Prior to 2005, we paid our allocable share (based upon usage) of the actual costs of operations of MStar Solutions. In the first quarter 2005, the services agreement was amended, retroactive to January 1, 2005, allocating the costs based on the lesser of 2.5% of our total net operating revenue or the actual technology costs allocated to Morris Publishing based upon usage. These technology and shared services expenses included in both continuing and discontinued operations totaled $8.0 million, $10.9 million and $11.9 million for the years ended December 31, 2008, 2007 and 2006, respectively, and were based on 2.5% of annual total net operating revenues of all operations.

On May 16, 2008, we entered into a Second Amendment to the services contract, which was designed to eliminate the fees payable by us for management, technology and shared services to Morris Communications for the period from May 1, 2008 through December 31, 2008. The intent of this amendment was to retain cash and to reduce our operating expenditures.

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, we recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within our other operating costs, with the cost of these services treated as a capital contribution by Morris Communications.

On October 1, 2008, we entered into a Third Amendment to the services contract, which was designed to reinstate fees payable by us for management and shared services to Morris Communications. Under this amendment, payment of the management fee and the technology and shared services fee was reinstated beginning October 1, 2008. Absent this amendment, we would not have been obligated to pay fees until January 1, 2009. The total cost of the services contributed by Morris Communications was $8.7 million for the year ended December 31, 2008.

In addition to the management services, we may share other miscellaneous facilities and costs with Morris Communications and its other subsidiaries. Shared costs may include joint promotions or the use of facilities, equipment, supplies or employees of one division for the benefit of an affiliate and Morris Communications will allocate the costs among the various entities. Shared facilities include the home office complex of buildings in Augusta, Georgia, which we own for use of The Augusta Chronicle, but which is also used as the home office and principal place of business of Morris Communications.

In addition, we lease from Morris Communications or its affiliates certain buildings, data processing and transportation equipment under noncancelable operating lease agreements expiring on various dates through December 2013. Aggregate future minimum lease payments for the next 5 years under noncancelable operating leases as of December 31, 2008 are as follows:

(Dollars in thousands)	Operating leases to Morris Communications and affiliates

2009	$2,439
2010	2,516
2011	2,571
2012	2,661
2013	-

In December 2002, we sold our then recently completed facility in Savannah, Georgia to an affiliated party beneficially owned by the Morris family and entered into a 10-year operating lease expiring on December 31, 2012. We were originally required to make equal monthly payments of $92,000 beginning January 1, 2003, and continuing on the first date of each subsequent month during the term of this lease. Beginning on January 1, 2004 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) four percent, and (ii) the percentage increase in the Consumer Price Index for the preceding calendar year. The monthly rent for the years 2006 through 2009 was or will be as follows:

On February 21, 2006, we entered into an amendment with respect to its lease on the Savannah newspaper facilities in order to take additional space in the administration building, which was recently constructed by the current lessor and is adjacent to the other production facilities currently leased. The annual base rent for the 78,000 square foot administration building was originally $980,000 or a monthly rate of $81,666.67. The lease was effective as of November 1, 2004 and expires December 31, 2012, concurrent with the termination of the lease of the remainder of the facilities. Beginning on January 1, 2006 and January 1 of each subsequent year during the lease term the annual base rent was and shall be increased by the lesser of (i) three percent, or (ii) the percentage increase in the Consumer Price Index for the preceding calendar year.

The annual lease payments (which are included in the operating lease schedule above) on the Savannah production and administrative facility are as follows:

(Dollars in thousands)	Production facility	Administrative facility	Total annual payment

2006	$1,201	$1,009	$2,210
2007	1,226	1,030	2,256
2008	1,259	1,059	2,318
2009	1,310	1,090	2,400

In the ordinary course of our business, we may sell goods and services to affiliates, including newspaper advertising, and we may purchase goods and services from affiliates, such as radio or outdoor advertising and promotions or space in hotels owned by affiliates.

Prior to January 28, 2009, we participated in a tax sharing agreement with our affiliates whereby we are required to pay to Morris Communications an amount equal to the taxes we would have been required to pay as a separate corporation. We are a single member limited liability company that is disregarded for federal income tax purposes and are part of the consolidated tax return of our ultimate parent corporation and its subsidiaries. We may become jointly and severally liable for all income tax liability of the group in the event other subsidiaries are unable to pay the taxes attributable to their operations.

As a result of the restructuring of Morris Communications on January 28, 2009, we amended the tax sharing agreement to include Questo, Inc. as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods after this date. This Amendment does not change our financial rights or obligations and we remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

On September 28, 2005, we sold Savannah’s former production facility to a third party for $6.4 million, net of closing and environmental remediation costs, resulting in a net pre-tax gain of $5.0 million. We elected to have the proceeds deposited into an escrow account in order to fund other acquisitions by Morris Communications through a tax-deferred Section 1031 exchange. Morris Communications identified and acquired $0.4 million and $5.3 million in qualified replacement property during 2005 and 2006, respectively, with the reductions in the restricted escrow account being offset by an increase in loan receivable from Morris Communications. The remaining $1.5 million in escrow became unrestricted cash at March 27, 2006, the expiration date for the tax-deferred exchange.

During 2007, we entered into a 34 month operating lease with an affiliate beneficially owned by the Morris family for a zone office in Nassau County, Florida, with us being required to make equal monthly payments of $3 thousand.

On November 30, 2007, we sold fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115 million plus a working capital adjustment. One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year promissory note bearing interest at 8% per annum. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by us or Morris Communications through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12.4 million in the escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Director Independence. We have no independent directors and no independent members of audit or other committees. Five of the six members of our board of directors are members of the Morris family, and the sixth member is Craig. S. Mitchell, an executive officer for us, Morris Communications, and Shivers Trading & Operating Company, our ultimate parent. Mr. Mitchell serves at the pleasure of the Morris family. A member of the Morris family serves as our chief executive officer.

Our audit committee consists of three executive officers, William S. Morris IV, our principal executive officer, Craig S. Mitchell, our Senior Vice President-Finance, and Steve K. Stone, our principal financial officer.

Approval of Transactions with Related Persons. Our senior credit facility and our Senior Subordinated Notes Indenture contain restrictions on transactions with related persons, and generally require that any new transactions be at least as advantageous to us as we would obtain in a transaction with an unrelated person. Other than these contractual agreements, we have no written policies or procedures for the review, approval or ratification of transactions with related persons. Any such transactions would be approved by our chairman, William S. Morris III, our president, William S. Morris IV, or by our board of directors. Since we have no independent directors, we would not obtain approval from disinterested directors.

Item 14. Principal Accountant Fees and Services.

Fees for all services provided by Deloitte & Touche LLP for fiscal years 2008 and 2007 are as follows: (in dollars)

Audit fees. The aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with their audit of our consolidated financial statements and reviews of the consolidated financial statements included in our quarterly reports provided to note holders for 2008 and 2007 were approximately $335,000 and $335,000, respectively.

Audit related fees. There were no professional services rendered by Deloitte & Touche LLP in connection with assurance and related services that were reasonably related to the performance of the audit or review of our financial statements for 2008 and 2007.

Tax fees. Deloitte & Touche LLP did not bill us directly for tax services in 2008 or 2007, as we did not file income tax returns separate from our ultimate corporate parent. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with tax compliance, tax advice, and tax planning in 2008 and 2007 were approximately $78,200 and $57,500, respectively. None of the amounts billed in 2008 and 2007 were allocated to us, but were provided by Morris Communications under our Management agreement.

All other fees. Deloitte & Touche LLP did not bill us directly for other services in 2008 or 2007, but billed our ultimate corporate parent for services related to employee benefit plans covering our corporate parent’s employees, including our employees. The aggregate fees billed to our corporate parent for professional services rendered by Deloitte & Touche LLP in connection with its employee benefit plans in 2008 and 2007 were approximately $19,000 and $16,500, respectively. None of the amounts billed in 2008 and 2007 were allocated to us, but were provided by Morris Communications under our Management agreement.

During 2005, we established an audit committee to perform all functions with respect to our audit under sections 204 and 301 of the Sarbanes Oxley Act. The audit committee has no independent representation and consists of William S. Morris IV, our Chief Executive Officer, and Craig S. Mitchell and Steve K. Stone, both Senior Vice Presidents of the parent.

In 2008 and 2007, the audit committee had no pre-approval policies and procedures described in paragraph(c) (7) (i) of Rule 2-01 of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements

Our financial statements as set forth in the Index to Consolidated Financial Statements under Part II, Item 8 of this Annual Report are hereby incorporated by reference.

(b) Exhibits

The following exhibits, which are numbered in accordance with Item 601 of Regulation S-K, are filed herewith or, as noted, incorporated by reference herein:

Exhibit Number	Exhibit Description
3.1	Articles of Organization of Morris Publishing Group, LLC (originally named MCC Newspapers, LLC), including Amendment to Articles of Organization (changing name to Morris Publishing Group, LLC). (1)
3.2	Limited Liability Company Operating agreement of Morris Publishing Group, LLC (formerly known as MCC Newspapers, LLC). (1)
3.3	Articles of Incorporation of Morris Publishing Finance Co
3.4	By-Laws of Morris Publishing Finance Co. (1)
4.1	Indenture relating to our 7% Senior Subordinated Notes due 2013 of Registrants, dated as of August 7, 2003. (1)
4.2
Registration Rights agreement, dated as of August 7, 2003, among Registrants and J.P. Morgan Securities, Inc. acting as representative for the Initial Purchasers of $250 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. (1)

4.3
Registration Rights agreement, dated as of September 24, 2003, among Registrants and J.P. Morgan Securities, Inc. as the initial purchaser of $50 million aggregate principal amount of 7% Senior Subordinated Notes due 2013. (1)

4.4	Form of Registrants’ 7% Senior Subordinated Notes due 2013, Series B. (2)
10.1	Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated as of August 7, 2003. (1)
10.2	Tax Consolidation agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and Shivers Trading & Operating Company dated as of August 7, 2003. (1)
10.3
Lease dated December 31, 2002 for Savannah newspaper production facility between Morris Communications Company, LLC (assigned to Morris Publishing Group, LLC) and Savannah Chatham Parkway, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (1)

10.4	Deferred Compensation agreement dated July 7, 1999 between Carl N. Cannon and Morris Communications Corporation (subsequently assumed by Morris Publishing Group, LLC). (1)
10.5	Trust Under Morris Communications Corporation Deferred Compensation Plan dated July 7, 1999. (1)
10.6	Morris Communications Company, LLC Deferred Compensation Plan For Deferrals. (1)
10.7
First Lease Amendment executed February 21, 2005, effective November 1, 2004, amending the Lease dated December 31, 2002 for Savannah newspaper facilities between Morris Publishing Group, LLC and Savannah Chatham Parkway Property, LLC, an entity controlled by the registrants’ directors William S. Morris IV, J. Tyler Morris and Susie M. Baker. (3)

10.8	First Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated February 24, 2005. (3)

10.9	Shivers Trading and Operating Performance Unit Plan. (4)
10.10
Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (5)

10.11
Amendment No. 1 dated July 3, 2007 to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (6)

10.12
Amendment No. 2 and Waiver dated November 28, 2007 to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (7)

10.13
Asset Purchase agreement dated October 23, 2007 regarding the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and related publications to GateHouse Media, Inc. (8)

10.14	Second Amendment to Management and Services agreement between Morris Publishing Group, LLC and Morris Communications Company, LLC and MSTAR Solutions, LLC dated May 16, 2008. (9)
10.15	Third Amendment to Management and Services agreement between Morris Publishing Group, LLC, Morris Communications Company, LLC and MSTAR Solutions, LLC dated October 1, 2008. (10)
10.16
Amendment No. 3, effective as of September 30, 2008, to Credit Agreement dated December 14, 2005, by and between Morris Publishing Group, LLC, Morris Communications Company, LLC, various lenders and JPMorgan Chase Bank, N.A. as Administrative Agent, for $350 million of senior secured term and revolving credit facilities. (11)

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of Morris Publishing Group, LLC
31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Registration Statement on Form S-4 of Morris Publishing Group filed with the SEC on January 26, 2004 and incorporated herein by reference.

(2)	Filed as an exhibit to the Registration Statement on Form S-4/A of Morris Publishing Group filed with the SEC on April 23, 2004.

(3)	Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on February 25, 2005.

(4)	Filed as an exhibit to the Form 10-K of Morris Publishing Group filed with the SEC on March 31, 2005.

(5)	ed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on December 15, 2005.

(6)	Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on July 6, 2007.

(7)	Filed as an exhibit to the Form 8-K of Morris Publishing Group filed with the SEC on December 4, 2007.

8)	Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on November 14, 2007.

(9)	Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on May 19, 2008.

(10)	Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on October 7, 2008.

(11)	Filed as an exhibit to the Form 10-Q of Morris Publishing Group filed with the SEC on October 8, 2008.

(c) Financial Statement Schedule-Valuation and Qualifying Accounts

		Additions
	Balances at	charged to			Balances
	beginning	costs and			at end of
(Dollars in thousands)	of period	expenses	Deductions		period

Year Ended December 31, 2008
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,695	$3,381	$4,253		$1,823
Year Ended December 31, 2007
Reserves and allowances deducted from asset account:
Accounts receivable allowances	2,625	3,923	3,853	*	2,695
Year Ended December 31, 2006
Reserves and allowances deducted from asset account:
Accounts receivable allowances	$2,227	$1,969	$1,571		$2,625

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morris Publishing Group, LLC
Morris Publishing Finance Co.

By:           /s/ William S. Morris IV
William S. Morris IV
President and Chief Executive Officer
(of both entities)

Date:           March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of both registrants and in the capacities and on the dates indicated.

Signature	Title (for both registrants)	Date
/s/ William S. Morris IV	President, CEO, Director (Principal Executive Officer)	3/31/09
/s/ Steve K. Stone	Senior Vice President, CFO (Principal Financial and Accounting Officer)	3/31/09
/s/ William S. Morris III	Director (Chairman)	3/31/09
/s/ Mary S. Morris	Director	3/31/09
/s/ J.Tyler Morris	Director	3/31/09
/s/ Susie M. Baker	Director	3/31/09
/s/ Craig S. Mitchell	Director	3/31/09

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