Form 10-Q
period 2009-06-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2009-08-12
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
30
For the quarterly period ended June 30, 2009

or

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

(706) 724-0851
(Registrants’ Telephone Number)

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No  ☐

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large Accelerated Filer ☐	Smaller Reporting Company ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.
QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

Throughout the year 2008, Morris Publishing Group, LLC was a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the existing pledges of the membership interests of Morris Publishing Group, LLC and Morris Communications to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). Subsequent to the reorganization, (i) Morris Publishing Group, LLC remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing Group, LLC, but is no longer its parent.

In this report, Morris Publishing Group, LLC is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. “Morris Publishing,” “we,” “us” “Company” and “our” refer to Morris Publishing Group, LLC and its subsidiaries and “parent” refers to Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement.

Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003, in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

-ii-

FORWARD-LOOKING STATEMENTS

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

-iii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	June 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,554	$4,782
Accounts receivable, net of allowance for doubtful accounts of $1,596 and $1,823 at June 30, 2009 and December 31, 2008, respectively	26,027	36,975
Note receivable, net of loss reserve of $11,538 and $0 at June 30, 2009 and December 31, 2008, respectively	-	11,538
Inventories	2,378	2,706
Assets held for sale	2,025	2,025
Current portion of deferred income taxes	679	-
Income taxes receivable	3,742	-
Prepaid and other current assets	1,870	903
Total current assets	54,275	58,929
NET PROPERTY AND EQUIPMENT	99,854	105,623
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $6,959 and $6,453 at June 30, 2009 and December 31, 2008, respectively	7,610	7,956
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $8,375 and $6,822 at June 30, 2009 and December 31, 2008, respectively	5,893	7,184
Total other assets	13,503	15,140
Total assets	$167,632	$179,692
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$4,910	$5,496
Long-term debt-current (Note 6)	417,228	411,728
Accrued interest	18,051	8,297
Current portion of deferred income taxes	-	1,326
Due to Morris Communications	2,968	1,772
Deferred revenues	12,958	13,133
Accrued employee costs	3,615	8,252
Other accrued liabilities	1,936	1,153
Total current liabilities	461,666	451,157
DEFERRED INCOME TAXES, long-term portion	11,000	13,568
OTHER LONG-TERM LIABILITIES	2,768	2,882
Total liabilities	475,434	467,607
COMMITMENTS AND CONTINGENCIES (Note 8)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(289,580)	(275,705)
Loan receivable from Morris Communications, net	(18,222)	(12,210)
Total member's deficiency in assets	(307,802)	(287,915)
Total liabilities and member's deficiency in assets	$167,632	$179,692

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of (loss) income

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$45,812	$65,192	$92,056	$130,509
Circulation	15,594	14,751	31,513	29,464
Other	2,087	2,228	4,138	4,906
Total net operating revenues	63,493	82,171	127,707	164,879
OPERATING EXPENSES:
Labor and employee benefits	24,516	33,586	51,757	67,997
Newsprint, ink and supplements	5,331	9,657	12,767	18,800
Other operating costs (excluding depreciation and amortization)	23,270	26,836	48,277	54,856
Debt restructuring costs	2,618	-	5,486	-
Depreciation and amortization expense	3,025	3,501	6,144	7,025
Total operating expenses	58,760	73,580	124,431	148,678
OPERATING INCOME	4,733	8,591	3,276	16,201
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	7,007	6,856	14,442	14,878
Gains on repurchases of debt	-	(860)	-	(9,271)
Reserve for note receivable	-	-	11,538	-
Interest income	(230)	(284)	(459)	(470)
Other, net	(16)	(41)	(64)	(72)
Total other expense, net	6,761	5,671	25,457	5,065
(LOSS) INCOME BEFORE INCOME TAX (BENEFIT) PROVISION	(2,028)	2,920	(22,181)	11,136
(BENEFIT) PROVISION FOR INCOME TAXES	(729)	933	(8,306)	3,504
NET (LOSS) INCOME	$(1,299)	$1,987	$(13,875)	$7,632

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Six months ended June 30,

(Dollars in thousands)	2009	2008

OPERATING ACTIVITIES:
Net (loss) income	$(13,875)	$7,632
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	6,144	7,025
Deferred income taxes	(4,573)	(459)
Amortization of debt issuance costs	2,014	1,048
Write-off of deferred loan costs	199	-
Reserve on note receivable	11,538	-
Capital contribution by Morris Communications for services rendered	-	3,585
Loss (gain) on sale of fixed assets, net	111	(103)
Pre-tax gains on repurchases of debt	-	(9,271)
Changes in assets and liabilities
Accounts receivable	10,948	10,046
Inventories	328	(187)
Prepaids and other current assets	(967)	61
Other assets	(193)	(181)
Accounts payable	(586)	(2,006)
Income taxes receivable	(3,742)	-
Accrued employee costs	(4,638)	(1,369)
Accrued interest expense	9,754	(933)
Due to Morris Communications	1,196	7,166
Deferred revenues and other liabilities	609	859
Postretirement obligations due to Morris Communications	-	699
Other long-term liabilities	(114)	124
Net cash provided by operating activities	14,153	23,736
INVESTING ACTIVITIES:
Capital expenditures	(255)	(1,480)
Restricted cash released from escrow	-	12,392
Net proceeds from sale of property and equipment	117	696
Net cash (used in) provided by investing activities	(138)	11,608
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	-	(12,251)
Proceeds from revolving credit facility	10,000	55,000
Repayments on revolving credit facility	-	(42,000)
Repayment of term loan	(4,500)	(2,250)
Payment of debt issuance costs	(731)	-
Advances on loan receivable from Morris Communications	(6,012)	(33,088)
Net cash used in financing activities	(1,243)	(34,589)
NET INCREASE IN CASH AND CASH EQUIVALENTS	12,772	755
CASH AND CASH EQUIVALENTS, beginning of period	4,782	4,135
CASH AND CASH EQUIVALENTS, end of period	$17,554	$4,890
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$2,475	$14,763
Income taxes paid to Morris Communications*	-	34,468

See notes to unaudited condensed consolidated financial statements.

* Includes $30,505 in income taxes paid to Morris Communications during the six-month period ending June 30, 2008 on the gain on sale of publications and commercial printing operations to GateHouse Media, LLC during the fourth quarter of 2007.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of Morris Publishing Group, LLC’s (“Morris Publishing”, “Company”) financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the first three and six-month interim periods in 2009 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. The accounting policies that are employed are the same as those shown in Note 1 to the consolidated financial statements as of December 31, 2008 and 2007 and for each of three years ended December 31, 2008.

As further described in Note 4, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Throughout the year 2008, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than the Company) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in the Company to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies. No adjustments have been made to these financial statements due to this transfer.

In this quarterly report, Morris Publishing is considered as and will be referred to as a wholly-owned subsidiary of MPG Holdings, a subsidiary of Shivers, and Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement. Morris Communications will continue to provide management and related services to the Company, as well as all of its operating subsidiaries.

Fair value of financial instruments—The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of June 30, 2009. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at June 30, 2009, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value.

Note receivable. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, the Company reserved all the amount due on its note receivable during the first quarter of 2009.(see Note 3)

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, the Company used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities.

At June 30, 2009, the fair value of the $278,478 principal amount of Senior Subordinated Notes was approximately $13,925. The Tranche A term loan and the revolving credit facility do not often trade and the fair value of the $78,750 and $60,000 principal amounts outstanding on these loans, respectively, was not readily determinable at June 30, 2009.

2.	Going Concern

Several factors relating to the Company’s outstanding debt raise significant uncertainty about its liquidity and ability to continue as a going concern. Specifically, the Company’s debt exceeds its assets, and the Company’s creditors may have the right to accelerate the maturity of the debt on or before August 14, 2009, the Expiration Time of Waiver No. 9 to the Credit Agreement (as described below).

The Credit Agreement includes an event of default if the Company, as borrower, defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as Morris Publishing’s $278,478 of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Morris Publishing failed to pay the $9,747 interest payment due February 1, 2009 on the Notes. Amendment No. 6 and Waiver No. 9 (“Waiver No. 9”, as described in Note 9) waives any default that arose from the failure to make such interest payment and the default that arose from the Company’s failure to make the $9,747 interest payment due August 3, 2009 on the Notes until 5:00 p.m. New York City time on August 14, 2009 (the “Expiration Time”). However, the waiver will terminate earlier if Amendment No. 6 to the Forbearance Agreement (as described in Note 9) is terminated or amended prior to such time or upon other defaults.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance (as described in Note 9) until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payments of the interest. Morris Communications along with its subsidiaries are not guarantors of the Notes.

If the Company has not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, it would be in default under both the Indenture and the Credit Agreement. As a result, the Company may be required to prepay the entire principal due on the senior debt and the Notes and Morris Communications may be required to pay on its guaranty of the senior debt under the Credit Agreement.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that the Company will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require the Company to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase its cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of the Company’s assets. In the event of an acceleration of the senior debt, the Company’s assets may be insufficient to pay the senior debt in full, and there may be little or no remaining assets to pay the holders of the Notes.

Even if the Company has paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, the Company will be unlikely to meet the financial covenants under the Credit Agreement when the Company and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent the Company from borrowing on the revolving line of credit and it may be required to prepay the entire principal due under the Credit Agreement.

If this were to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if the Company fails to pay other indebtedness (such as the senior debt) exceeding $5,000 upon final maturity or within 20 days of an acceleration. In such an event, the Company cannot assure the Holders that it would have sufficient assets to pay any amounts due on the Notes. As a result, the Holders may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes and Holdings’ equity interest in the Company may be worthless.

In response to all the factors described above, the Company is pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and the Company is attempting to refinance or restructure the amounts outstanding on the Notes. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of their efforts, the Company has spent $2,618 and $5,486 in legal, investment banking and consulting fees during the second quarter and the first six months of 2009, respectively. These costs are included as debt restructuring costs within total operating costs on the condensed consolidated statements of (loss) income.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern.

3.	Reserve on Note Receivable

During the fourth quarter of 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse (the “GateHouse sale”). The total purchase price was $115,000 plus reimbursement for the net working capital. The gain on sale was $49,567, net of the $30,505 provision for income taxes.

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum. The note receivable was unsecured and originally matured on November 30, 2008. The Company received $2,500 of the total working capital reimbursement at closing with the remainder due prior to the promissory note’s maturity date.

At the end of 2008, the Company renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10,000 note balance plus the $2,980 remaining net working capital reimbursement over nine equal monthly installments, together with interest at a rate of 8% per annum. The first $1,442 monthly payment, along with the accrued interest on the working capital receivable, was made in December of 2008.

During January of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $78 interest payment which was included as interest income on the condensed consolidated statements of (loss) income.

On May 1, 2009, the Company entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1,500 (the remainder of the net working capital adjustment) will be due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note shall be payable on the 15th of each month. The note shall be due and payable in full on October 15, 2010.

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, the Company is uncertain as to the timing of any future principal payments. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, the Company reserved the $11,538 due on the note during the first quarter of 2009.

4.	Transactions with Parent and Affiliates

Management, Technology and Shared Services Fees — The Company receives certain services from and has entered into certain transactions with Morris Communications.

•
Management Fee — This fee compensates Morris Communications for corporate services and costs incurred on behalf of the Company, including executive, legal, secretarial, tax, internal audit, risk management, employee benefit administration, airplane usage and other support services. A fee equal to the greater of 4.0% of the Company’s annual total operating revenues or the amount of actual expenses allocable to the management of the Company’s business by Morris Communications (such allocations to be based upon time and resources spent on the management of the Company’s business by Morris Communications) is charged to the Company.

•
Technology and Shared Services Fee — This fee compensates Morris Communications for certain technology and shared services and is based on the lesser of 2.5% of the Company’s total net operating revenue or the actual technology costs allocated to the Company based upon usage.

On May 16, 2008, the Company entered into a Second Amendment to Management and Services Agreement, which was designed to eliminate the fees payable by Company for management, technology and shared services to its parent for the period from May 1, 2008 through December 31, 2008. On October 1, 2008, the Company entered into a Third Amendment to Management and Services Agreement, which reinstated the payment of the management fee and the technology and shared services fee beginning October 1, 2008.

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by its parent. The total cost of the services contributed by its parent was $3,585 for the three and six-month period ended June 30, 2008.

These management fees expensed totaled $2,540 and $3,287 for the three-month periods ended June 30, 2009 and 2008, respectively, and $5,108 and $6,595 for the six-month periods ended June 30, 2009 and 2008, respectively.

The technology and shared services fees expensed totaled $1,587 and $2,054 for the three-month periods ended June 30, 2009 and 2008, respectively, and $3,193 and $4,122 for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company believes that these fee allocations were made on a reasonable basis, and approximate all of the material incremental costs it would have incurred had it been operating on a stand-alone basis; however, there has been no independent study or any attempt to obtain quotes from third parties to determine what costs of obtaining such services from third parties would have been.

Employees’ 401(k) Plan — The Company participates in Morris Communications’ 401(k) plan. Prior to July 13, 2008 (the “suspension date”), contributions by employees to the 401(k) plan were matched (up to 5% of pay) by Morris Communications. The Company has indefinitely suspended the employer matching contributions for employee contributions made after the suspension date.

Expenses, allocated to the Company based on specific identification of employer matching contributions, were $793 and $1,635 for the three and six-month periods ended June 30, 2008, respectively.

Retiree Health Care Benefits — Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

Expenses related to Morris Communications’ plan, allocated to the Company based on total headcount, were $350 and $699 for the three and six-month periods ended June 30, 2008.

Health and Disability Plan — The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $1,825 and $2,866 for the three-month periods ended June 30, 2009 and 2008, respectively, and $3,810 and $5,270 for the six-month periods ended June 30, 2009 and 2008, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,879 and $1,974 as of June 30, 2009 and December 31, 2008, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense — The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by Morris Communications’ parent, Pesto, Inc., through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $565 and $393 for the three-month periods ended June 30, 2009 and 2008, respectively, and $968 and $1,012 for the six-month periods ended June 30, 2009 and 2008, respectively.

Loan Receivable from Morris Communications — Under its debt arrangements, the Company is permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company is also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the debt Indenture.

The interest-bearing portion of all loans from the Company to Morris Communications bear the same rate as the borrowings under the Credit Agreement (for the three-month period ended June 30, 2009, this rate was LIBOR (adjusted to the nearest 1/16th) + 1.00%). The Company distinguishes between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest is accrued on the average outstanding long-term balance each month.

The Company accounts for this arrangement as a capital distribution transaction and classifies such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the three-month and six-month periods ended June 30, 2009 and 2008.

During the three-month periods ended June 30, 2009 and 2008, the Company reported $216 and $119, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three-month periods ended June 30, 2009 and 2008 was 3.44% and 3.92%, respectively, on average loan receivable balances of $24,827 and $12,058 (excluding the income taxes payable on the GateHouse sale), respectively.

During the six-month periods ended June 30, 2009 and 2008, the Company reported $417 and $341, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the six-month periods ended June 30, 2009 and 2008 was 3.38% and 4.40%, respectively, on average loan receivable balances of $24,448 and $15,242 (excluding the income taxes payable on the GateHouse sale), respectively.

At June 30, 2009, the amount outstanding on the intercompany loan due from Morris Communications was $24,500, and the accumulated interest accrued on the intercompany loan receivable was $6,278, resulting in a net intercompany receivable of $18,222. The amount outstanding on the intercompany loan due from Morris Communications was $12,210 as of December 31, 2008.

Restricted payments — The Company is permitted under its debt arrangement to make restricted payments, which includes dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the indenture) earned subsequent to the debt’s August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

No dividends were declared or recorded during the first six months of 2008 or 2009 and the Company is currently prohibited under its debt covenants from making any restricted payments.

Restricted cash released from escrow — During the fourth quarter of 2007, the Company elected to have $12,350 of the net proceeds from the GateHouse sale deposited into an escrow account in order to potentially fund other acquisitions by the Company or Morris Communications through a tax-deferred Section 1031 exchange. At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the amount (including interest) in the Company’s escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on the Company’s revolving credit facility.

Income taxes — On January 28, 2009, the Company amended its Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new ultimate common parent of the group and to include MPG Holdings as the Company’s new parent, for tax periods after the reorganization. The Amendment does not change the Company’s financial rights or obligations. The Company remains obligated to pay to its parent entities an amount equal to the federal income tax liability that it would pay (taking into account net operating loss carry forwards and carry backs) as if the Company were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify the Company for any tax liability of any other member of the consolidated group.

The Company is a single member limited liability company and is not subject to income taxes. However, the Company’s results are included in the consolidated federal income tax return of its ultimate parent. Tax provisions are settled through an intercompany account and its parent makes income tax payments based on results of the Company. Under the terms of the agreement, the Company remits taxes for its current tax liability to its parent entity. Accordingly, the Company recognizes an allocation of income taxes in its separate financial statements in accordance with the agreement as if it filed a separate income tax return.

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

5.	Accounting Pronouncements

Recently Issued Standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There will be no change to the Company’s consolidated financial statements due to the implementation of this Statement.

Recently Adopted Standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for SFAS No. 165 is for interim or annual periods ending on or after June 15, 2009. The Company adopted the provisions of SFAS No. 165 as of April 1, 2009, which did not have a material impact on the Company’s financial position, cash flows or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP in the quarter ended June 30, 2009. There was no impact on the unaudited condensed consolidated financial statements as it relates only to additional disclosures which are included in the notes to these financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of FSP No. 157-4 as of April 1, 2009 did not have a material impact on its results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective immediately upon issuance, and its adoption did not have any effect on its financial statements. The Company currently determines the fair value of its long-lived assets when testing for impairment. SFAS No. 157 was effective for these fair value assessments as of January 1, 2009. The adoption of SFAS No. 157 on January 1, 2009 had no impact on the Company’s financial position, cash flows or results of operations.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). More specifically, FSP FAS No. 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of its eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or its financial statements for the year ended December 31, 2008.

6.	Long-Term Debt

The following table summarizes the debt outstanding as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Credit Agreement
Tranche A	$78,750	$83,250
Revolving debt	60,000	50,000
Current maturities of long-term debt	138,750	133,250

Senior Subordinated Indenture*	278,478	278,478

Total	$417,228	$411,728

*February 1, 2009 interest payment of $9,747 has not been paid by Company as of June 30, 2009.

The weighted average interest rate on the Company’s total debt outstanding was 5.78% at June 30, 2009 and December 31, 2008. At June 30, 2008, the weighted average interest rate on the $417,103 total debt outstanding was 5.98%.

At June 30, 2009, the Company had $60,000 outstanding on its revolving line of credit, up $10,000 from $50,000 at December 31, 2008. At June 30, 2009, the amount available on the revolving line of credit was a maximum of $70,000, but was limited to $60,000 without the consent of lenders holding a majority of the commitments under the Credit Agreement. (See Amendment No 4. and Waiver No. 2 to the Credit Agreement as described below). On July 31, 2009,  the Revolving Credit Commitment was permanently reduced to $60,000 (See Note 9).
The commitment fee on the unborrowed funds available under the revolving line of credit was 0.50% at June 30, 2009 and December 31, 2008.

At June 30, 2009, the interest rate was 3.3125% on the $78,750 Tranche A term loan and was 3.3610% on the revolving line of credit. During the three and six-month periods ended June 30, 2009, the Company paid $2,250 and $4,500 in principal due on the term loan, respectively, with another $5,625 of principal payments due by the end of 2009.

At June 30, 2008, the interest rate on the $86,625 Tranche A term loan outstanding was 4.06% and the weighted average interest rate on the $52,000 outstanding on the revolving line of credit was 3.75%. The commitment fee on the unborrowed funds available under the revolving line of credit was 0.375%.

During the three months ended June 30, 2008, the Company paid $1,125 in principal due on the term loan and repaid the $593 bank swing line loan outstanding at the end of the first quarter of 2008.

During the first six months of 2008, the Company repurchased a total of $21,522 of its $300,000 7% Senior Subordinated Notes for a total purchase price, including accrued interest, of $12,471. The pre-tax gains on these repurchases was $9,271. In addition, the Company wrote off $375 in unamortized loan fees related to these extinguished notes. The amount outstanding on the Notes was $278,478 at June 30, 2009 and December 31, 2008.

During the second quarter of 2008, the Company repurchased $2,406 of its Notes for a total purchase price, including accrued interest, of $1,596. The pre-tax gain on these repurchases was $860.

During the first quarter of 2009, the Company failed to pay the $9,747 interest payment which was due on February 1, 2009 on the notes. As a result, the Company entered into the following agreements with the lenders under the Credit Agreement and the Holders (see Note 9 for subsequent amendments and waivers):

Credit Agreement

Amendment No. 4 and Waiver No. 2 to the Credit Agreement — On January 28, 2009, the Company, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement (“Amendment No. 4), which waived until March 3, 2009 any default that arose from the Company’s failure to pay the interest payment due on the Senior Subordinated Notes. The Credit Agreement includes an event of default if the Company defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as its outstanding notes or bank credit facilities).

Amendment No. 4 also required the Company, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $500 for the Company, Morris Communications and their subsidiaries. Waiver No. 3 (as described below) extended this compliance deadline to April 6, 2009.

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100,000, in addition to the $83,250 outstanding on the term loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100,000 to $70,000, but further limited the amount available to $60,000 without the consent of lenders holding a majority of the commitments under the Credit Agreement.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500% and waived until April 11, 2009 any default that may exist from the Company’s failure to cause to be filed continuation statements as may be necessary to maintain perfection of security interests in assets of some of the subsidiary guarantors.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than the Company) to consummate a reorganization of their company structure, without causing a default under the Credit Agreement (see Note 1).

After the reorganization, the lenders under the Credit Agreement maintain all of their existing security interests in the assets of the Company, Morris Communications and the subsidiary guarantors. Various covenants, restrictions and other provisions of the Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either the Company, Morris Communications or the subsidiary guarantors. The Company did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the reorganization (see Note 4).

The $731 in debt issuance costs associated with Amendment No. 4 were deferred and are being amortized ratably through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Credit Agreement, the credit facility was originally required to be repaid.

In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

Additional Waivers to the Credit Agreement —Waivers No. 3, No. 4, No. 5, No. 6 and No. 7 ultimately extended the original waiver period from March 3, 2009 until July 14, 2009, or earlier, if upon termination of the Forbearance Agreement (as described below).

In addition, Amendment No. 5 deleted the Mandatory Transaction requirement added by Amendment No. 3 to the Credit Agreement. Prior to its deletion, the Mandatory Transaction requirement would have required the Company, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009). Amendment No. 5 also required Morris Communications to provide certain additional financial and company information to the lenders.

Waiver No. 5 also waives any event of default that consists solely of Morris Communications and the Company failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year of Morris Communications ending December 31, 2008, provided that such audited financial statements and opinion are delivered prior to 5:00 p.m., New York City time, on April 24, 2009. Morris Communications delivered its audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Waiver No. 6 and No. 7 also waived any event of default that may have occurred consisting solely of the consolidated cash flow ratio of Morris Communications and Morris Publishing exceeding the applicable amount permitted under Section 6.06(a) of the Credit Agreement ultimately until July 14, 2009.

The July 14, 2009 expiration of the waiver period has subsequently been extended to August 14, 2009 by Waiver No. 8 and Amendment No. 6 and Waiver No. 9 to the Credit Agreement (see Note 9).

Senior Subordinated Notes

Forbearance Agreement — On February 26, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with holders of over $226,000 of outstanding principal amount of the notes, with the Holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement (and all amendments to the agreement (as described below)), the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver(s) (as described above), the occurrence of any other default under the Indenture, or the Company’s filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

Amendments to Forbearance Agreement — Amendments No. 1, No. 2, No. 3 and No. 4 to the Forbearance Agreement ultimately extended the Forbearance Period was extended to July 14, 2009.

During the Forbearance Period, and for up to seven business days thereafter, the Amended Forbearance Agreement restricts the Company’s ability to enter into any transaction which would refinance any of its existing senior debt under the Credit Agreement where any affiliate of the Company would become a holder of senior debt and limits new liens on its properties, without prior written consent of holders of more than 66 2/3% of the outstanding Notes.

The July 14, 2009 expiration of the Forbearance Period has subsequently been extended to August 14, 2009 by Amendments No. 5 and No. 6 to the Forbearance Agreement (see Note 9).

7.	Intangible Assets

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

At the end of the third quarter of 2008, the facts and circumstances indicating possible impairment of goodwill existed, therefore the Company tested goodwill for impairment between the annual testing dates. As a result of this test, the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill and an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008, resulting in the full write-off of this reporting unit’s goodwill. At June 30, 2009 and December 31, 2008, the Company had no recorded goodwill assets.

At December 31, 2008, the Company performed the required impairment tests of the indefinite-lived intangible assets, which resulted in no impairments.

Intangible assets subject to amortization (primarily advertiser and subscriber lists) are tested for recoverability whenever events or change in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. The Company performed impairment tests on its long lived assets (including intangible assets subject to amortization) on all of its reporting units as of December 31, 2008. No impairment loss was recognized.

Subsequent to December 31, 2008, there have been no facts and circumstances indicating the possible impairment of the indefinite-lived or the definite-lived intangible assets.
Amortization expense of other intangible assets was $176 and $176 for the three-month periods ended June 30, 2009 and 2008, respectively, and $348 and $351 for the six-month periods ended June 30, 2009 and 2008, respectively.

Changes in the carrying amounts of intangible assets of the Company during the six months ended June 30, 2009 were as follows:

Other intangible assets

Balance at December 31, 2008	$7,956
Additions	2
Amortization expense	(348)
Balance at June 30, 2009	$7,610

Other finite-lived and indefinite-lived intangible assets at June 30, 2009 and December 31, 2008 were as follows:

	Cost	Accumulated amortization	Net cost

June 30, 2009:

Finite-lived intangible assets
Subscriber lists	$9,195	$5,944	$3,251
Non-compete agreements and other assets	50	50	-
Total finite-lived intangible assets	9,245	5,994	3,251

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	135	15	120
Total indefinite-lived intangible assets	5,166	807	4,359

Total other intangible assets	$14,411	$6,801	$7,610

	Cost	Accumulated amortization	Net cost

December 31, 2008:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,598	$3,598
Non-compete agreements and other assets	50	48	2
Total finite-lived intangible assets	9,246	5,646	3,600

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,453	$7,956

The remaining expense for the last six months of 2009 and for the five succeeding years for the existing finite-lived intangible assets is as follows:

Remainder of 2009	$340
2010	665
2011	536
2012	419
2013	355
2014	176

8.	Commitments and Contingencies

The Company and its subsidiaries are parties to several claims and lawsuits arising in the course of their normal business activities. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material effect on the Company’s condensed consolidated financial statements.

9.	Subsequent Events

The Company evaluated subsequent events through August 12, 2009, which is the date that the condensed consolidated financial statements were available to be issued.

Failure to make August 3, 2009 interest payment on the Notes— During the third quarter of 2009, the Company failed to pay the $9,747 interest payment which was due on August 3, 2009 on the notes.

Waivers to Credit Agreement— Subsequent to June 30, 2009, the Company entered into Waiver No. 8 and Amendment No. 6 and Waiver No. 9 (“Waiver No. 9”) to the Credit Agreement which ultimately extended the waiver of cross default that arose from the failure to make the February 1, 2009 and August 3, 2009 interest payments due on the Notes until August 14, 2009, or earlier, if upon termination of the Forbearance Agreement.

In addition, Waiver No. 9 permanently reduced the Revolving Credit Commitment to $60,000.

Waivers No. 8 and 9 ultimately extended the waiver of any event of default that may have occurred consisting solely of the consolidated cash flow ratio of Morris Communications and Morris Publishing exceeding the applicable amount permitted under Section 6.06(a) of the Credit Agreement until August 14, 2009.

Amendments to Forbearance Agreement— Subsequent to June 30, 2009, the Company entered into Amendments No. 5 and No. 6 to the Forbearance Agreement ultimately extending the Forbearance Period to August 14, 2009. The Forbearance Agreement incorporates the Company’s failure to make the $9,747 interest payment due on August 3, 2009.

Additional Waivers and Forbearance— The Company is pursuing additional extensions of the waiver and forbearance periods as it continues to pursue alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and attempts to refinance or restructure the amounts outstanding on the Notes. The timing and ultimate outcome of such efforts cannot be determined at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and six-month periods ended June 30, 2009 and 2008 and with our consolidated financial statements as of December 31, 2008 and 2007 and for each of three years in the period ended December 31, 2008, filed on Form 10-K.

During 2008 and the first six months of 2009, our financial position and liquidity have deteriorated due to the significant declines in advertising revenue. The reader should evaluate any information provided herein in this context.

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

Critical accounting policies and estimates

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our allowances for bad debts, asset impairments, self-insurance and casualty, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the first six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K.

Cost allocations — In this report certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to us. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to us, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Parent company reorganization — Throughout the year 2008, we were a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than us) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement dated December 14, 2005 (the “Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies.

In this report, we are considered as and will be referred to as a wholly-owned subsidiary of MPG Holdings, a subsidiary of Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the Credit Agreement and Morris Communications will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of Morris Communications’ time will continue to be devoted to our affairs.

Fair value of financial instruments—We estimated the fair values presented below using appropriate valuation methodologies and market information available as of June 30, 2009. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at June 30, 2009, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value.

Note receivable. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, we reserved all the amount due on its note receivable during the first quarter of 2009.

Long term debt. To estimate the fair value of our debt issues, which are not quoted on an exchange, we used those interest rates that were currently available to it for issuance of debt with similar terms and remaining maturities.

At June 30, 2009, the fair value of the $278.5 million principal amount of Senior Subordinated Notes was approximately $13.9 million. The Tranche A term loan and the revolving credit facility do not often trade and the fair value of the $78.8 million and $60.0 million principal amounts outstanding on these loans, respectively, was not readily determinable at June 30, 2009.

Income taxes — On January 28, 2009, we amended our Tax Consolidation agreement with Morris Communications and Shivers to include Questo, Inc. ("Questo") as the new ultimate common parent of the group and to include MPG Holdings as our new parent, for tax periods after the reorganization. The Amendment does not change our financial rights or obligations. We remain obligated to pay to our parent entities an amount equal to the federal income tax liability that we would pay (taking into account net operating loss carry forwards and carry backs) as if we were filing separate tax returns as a C corporation. The parent entities remain obligated to indemnify us for any tax liability of any other member of the consolidated group.

Reserve on note receivable — During the fourth quarter of 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse. The total purchase price was $115.0 million plus a working capital adjustment. The gain on sale was $49.6 million, net of the $30.5 million provision for income taxes.

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10 million promissory note bearing interest at 8.0% per annum. The note receivable was unsecured and originally matured on November 30, 2008. We received $2.5 million of the total working capital to be reimbursed at closing with the remainder due prior to the promissory note’s maturity date.

At the end of 2008, we renegotiated the terms of the note receivable, with GateHouse agreeing to pay the original $10.0 million note balance plus the $3.0 million remaining working capital reimbursement over nine equal monthly installments, together with interest at a rate of 8.0% per annum.

The first $1.4 million monthly payment plus interest, along with the accrued interest on the working capital receivable, was made in December of 2008. During January of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $78 interest payment.

On May 1, 2009, we entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1.5 million (the remainder of the net working capital adjustment) will be due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note shall be payable on the 15th of each month. The note shall be due and payable in full on October 15, 2010.

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, we are uncertain as to the timing of any future principal payments. In accordance with SFAS No. 114 (as amended), “Accounting by Creditors for Impairment of a Loan”, we have reserved the $11.5 million due on the note during the first quarter of 2009.

Accounting pronouncements

Recently issued standards

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identified the sources of accounting principles and the framework for selecting the principles used in the presentation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. There will be no change to the our consolidated financial statements due to the implementation of this Statement.

Recently adopted standards

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for SFAS No. 165 is for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of SFAS No. 165 as of April 1, 2009, which did not have a material impact on our financial position, cash flows or results of operations.

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board ("APB") No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments". The FSP amends SFAS No. 107, "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted this FSP in the quarter ended June 30, 2009. There was no impact on the unaudited condensed consolidated financial statements as it relates only to additional disclosures which are included in the notes to these financial statements.

In April 2009, the FASB issued FSP No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. 157-4”). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP No. 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We concluded that the adoption of FSP No. 157-4 as of April 1, 2009 did not have a material impact on our results of operations, financial position or cash flows.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective immediately upon issuance, and its adoption did not have any effect on our financial statements. We currently determines the fair value of our long-lived assets when testing for impairment. SFAS No. 157 was effective for these fair value assessments as of January 1, 2009.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). More specifically, FSP FAS No. 142-3 removes the requirement under paragraph 11 of SFAS No. 142 to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. FSP FAS No. 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. The FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS No. 159 on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, and in February 2008, the FASB amended SFAS No. 157 by issuing FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”, and FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157” (collectively “SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008.

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

During the second quarter of 2009, advertising revenue represented 72.2% of our total net operating revenue. Our advertising revenue consisted of 58.0% in retail, 34.7% in classified and 7.3% in national, compared to 53.8%, 39.6%, and 6.6%, respectively, last year.

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

Circulation revenue represented 24.6% of our total net operating revenue during the second quarter of 2009, compared to 18.0% during the same period last year, with the increase due to price increases and the change in the way we sell home delivery subscriptions in Florida.

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

Financial summary for the three months ended June 30, 2009 compared to June 30, 2008

Financial Summary. The following table summarizes our consolidated financial results for the three months ended June 30, 2009 and 2008:

	Three months ended June 30,
(Dollars in millions)	2009	2008

Total net operating revenues	$63.5	$82.2
Total operating expenses	58.8	73.6
Operating income	4.7	8.6
Interest expense and loan amortization cost	7.0	6.9
Gains on repurchases of debt	-	(0.9)
Other income, net	(0.3)	(0.3)
Other expenses, net	6.7	5.7
(Loss) income before taxes	(2.0)	2.9
(Benefit) provision for income taxes	(0.7)	0.9
Net (loss) income	$(1.3)	$2.0

Compared to the second quarter of 2008, total net operating revenues were $63.5 million, down $18.7 million, or 22.7%, and total operating expenses were $58.8 million, down $14.8 million, or 20.1%. Included in our 2009 operating expenses were $2.6 million in legal and consultant costs directly related to the restructuring of our debt.

Our operating income was $4.7 million for the second quarter of 2009, down $3.9 million, or 44.9%, from $8.6 million last year.

Interest and loan amortization expense totaled $7.0 million, up $0.2 million from last year.

During the second quarter of 2008, we repurchased $2.4 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $1.5 million. The pre-tax gain on these transactions was $0.9 million.

Our loss before taxes was $2.0 million, compared to income before taxes of $2.9 million last year.

Our income tax benefit was $0.7 million in 2009, compared to an income tax provision of $0.9 million last year. Our effective tax rate increased from 32.0% to 33.7% in 2009.

Our net loss was $1.3 million compared to net income of $2.0 million during the second quarter last year.

Results of operations for the three months ended June 30, 2009 compared to June 30, 2008

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three months ended June 30, 2009 compared to June 30, 2008:

(Dollars in millions)	Three months ended June 30,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$26.6	$35.1	(24.2%)
Classified	15.9	25.8	(38.3%)
National	3.3	4.3	(23.2%)
Total advertising revenues	45.8	65.2	(29.7%)
Circulation	15.6	14.8	5.7%
Other	2.1	2.2	(6.3%)
Total net operating revenues	$63.5	$82.2	(22.7%)

Advertising revenue. Advertising revenue was $45.8 million, a decrease of $19.4 million, or 29.7%, from last year. This year’s quarter over quarter comparisons were favorably impacted by one extra Sunday and by Easter Sunday occurring during April compared to March last year.

Retail, national and classified advertising categories were down 24.2%, 38.3% and 23.2%, respectively.

Compared to last year, run of press advertising revenue was $26.6 million, down $13.8 million, or 34.2%, and insert advertising revenue was $11.0 million, down $2.2 million, or 16.4%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.7 million, down $1.2 million, or 39.8%.

Online advertising revenue, summarized in the table below, was $6.5 million, down $2.2 million, or 25.7%, from last year. Compared to last year, total page-views were 169.7 million, up 5.0 million, or 3.0% while unique page-views were 14.3 million, up $2.7 million, or 23.0%.

(Dollars in millions)	Three months ended June 30,		Percentage Change
	2009	2008	2009 vs. 2008

Retail	$2.5	$2.7	(8.6%)
National	0.3	0.4	(23.6%)
Classified	3.7	5.6	(33.9%)
Auto	0.5	0.6	(15.7%)
Employment	1.6	3.1	(48.9%)
Real Estate	0.7	1.0	(23.1%)
Other	0.9	0.9	(6.3%)
	$6.5	$8.7	(25.7%)

Our existing Florida newspapers and publications, which account for 33.2% of our total advertising revenues, contributed 38.1% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville was down $6.5 million, or 34.2%, and St. Augustine was down $0.5 million, or 24.7%.

Augusta was down $2.2 million, or 29.0%, Savannah was down $1.6 million, or 28.5%, Lubbock was down $1.7 million, or 28.0%, Amarillo was down $1.3 million, or 23.3%, Topeka was down $1.2 million, or 26.8%, and Athens was down $0.9 million, or 33.7%.

Our other daily newspapers were, together, down $1.4 million, or 23.2%. Our non-dailies were down $2.1 million, or 33.3%, with significant declines from Skirt! magazines, Jacksonville’s non-dailies and our four city magazines.

Retail advertising revenue:

Retail advertising revenue was $26.6 million, down $8.5 million, or 24.2%, from the prior year.

Insert retail revenue was $9.9 million, down $1.9 million, or 15.9%, while print retail advertising revenue was $12.6 million, down $5.3 million, or 29.7%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.6 million, down $1.1 million, or 39.9%, from last year. Retail online revenue was $2.5 million, down $0.2 million, or 8.6%, from last year.

Jacksonville was down $2.2 million, or 25.1%, Augusta was down $1.1 million, or 24.9%, Savannah was down $0.8 million, or 24.4%, Lubbock was down $0.9 million, or 26.0%, Amarillo was down $0.3 million, or 11.9%, Topeka was down $0.4 million, or 16.3%, and Athens was down $0.5 million, or 29.9%.

Our other daily newspapers were, together, down $0.8 million, or 19.8%, with significant declines in St. Augustine, Brainerd and Bluffton.

Our non-daily publications were down $1.5 million, or 33.7%, with significant declines at Skirt! and our Savannah and Waters Edge city magazines.

Classified advertising revenue:

Total classified advertising revenue was $15.9 million, down $9.9 million, or 38.3%, from 2008.

Print classified advertising revenue was $12.1 million, down $7.9 million, or 39.3%, and online classified advertising revenue was $3.7 million, down $1.9 million, or 33.9%, from last year. Excluding the employment category, online classified advertising revenue was down 15.2% from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $3.6 million, or 46.0%, contributing 36.2% of our total net decline.

Augusta was down $1.1 million, or 38.1%, Savannah was down $0.9 million, or 36.0%, Lubbock was down $0.9 million, or 34.8%, Amarillo was down $1.0 million, or 38.3%, Topeka was down $0.7 million, or 36.7%, and Athens was down $0.4 million, or 40.7%.

Our other daily newspapers were, together, down $0.8 million, or 27.4%, with a significant decline in St. Augustine.

Our non-daily publications were down $0.5 million, or 25.9%, with a significant decline in Jacksonville’s Sun non-daily publications.

National advertising revenue:

Total national advertising revenue was $3.3 million, down $1.0 million, or 23.2%, from last year, with Jacksonville contributing 75.5% of the net decrease. Jacksonville was down $0.8 million, or 29.8%.

Circulation revenue. During the second quarter of 2009, circulation revenue was $15.6 million, up $0.8 million, or 5.7%, from the same quarter last year, primarily due to price increases and the change in the way we sell home delivery subscriptions in Florida.

During 2008, Jacksonville’s daily single copy prices, as well as in most of our other newspaper markets, were raised from 50 cents to 75 cents and Jacksonville’s Sunday single copy prices were raised from $1.00 to $1.50. In addition, significant home delivery price increases (both daily and Sunday) were implemented in Jacksonville and at many of our newspapers last year.

During the middle of February last year, our Jacksonville and St. Augustine newspapers began selling copies at the retail rate directly to the subscribers (instead of to our carriers at the wholesale rate) and paying our carriers a delivery fee (“pay per throw”), in effect, favorably impacting our circulation revenue while increasing our other operating costs.

Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.1 million for the second quarter of 2009.

Average daily and Sunday circulation volume was down 12.9% and 10.4%, respectively, with Jacksonville contributing approximately 45% of each category’s decline.

Other revenue. Other revenue was $2.1 million, down $0.1 million, or 6.3%, from $2.2 million in 2008 primarily due to the reduction in Skirt! third party licensing fees.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for three months ended June 30, 2009 compared to June 30, 2008:

(Dollars in millions)	Three months ended June 30,		Percentage change
	2009	2008	2009 vs. 2008
Operating expenses

Labor and employee benefits	$24.5	$33.6	(27.0%)
Newsprint, ink and supplements	5.3	9.7	(44.8%)
Other operating costs	23.4	26.8	(13.3%)
Debt restructuring costs	2.6	-	-
Depreciation and amortization	3.0	3.5	(13.6%)
Total operating expenses	$58.8	$73.6	(20.1%)

Labor and employee benefits. Total labor and employee benefit costs were $24.5 million, down $9.1 million, or 27.0%, being favorably impacted by reductions in head count, the employee pay cuts, the suspension of employer 401(k) contributions during the second quarter of last year and the termination of the post retirement plan at the end of 2008.

Our salaries and wages totaled $18.5 million, down $5.4 million, or 22.5%. Average full time employee equivalents (“FTE’s”) were down 558, or 20.8%, and the average pay rate was down 2.2%.

Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment. Wage reductions will be 10 percent for those earning $50,000 or more.

Commissions and bonuses were $2.5 million, down $0.9 million, or 26.1%, from last year.

Employee medical insurance cost was $1.8 million, down $1.0 million, or 36.3%, primarily due to the reduction in plan participants.

Post retirement benefit costs and employer matching contributions to the 401(k) plan were $0.3 million and $0.8 million during the second quarter of 2008, respectively.

Other employee costs totaled $1.7 million, down $0.7 million, or 27.0%, primarily due to the reduction in payroll taxes and employee relocation expense.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $5.3 million, down $4.4 million, or 44.8%.

Compared to last year, total newsprint expense was $4.6 million, down $3.8 million, or 45.4%, due to a 35.5% decrease in newsprint consumption and a 15.3% decrease in the average cost per ton of newsprint.

Supplements expense decreased $0.4 million, or 53.8%, to $0.3 million, and ink expense decreased $0.1 million, or 24.5%, to $0.4 million.

Other operating costs. Other operating costs were $23.4 million, down $3.4 million, or 13.3%.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $4.1 million, down $1.2 million, or 22.7%, from $5.3 million in the second quarter last year.

The combined technology and shared services fees during the second quarter of last year included $3.6 million of non-cash charges resulting from the suspension of the management fee from May 1, 2008 through September 30, 2008. We treated these as expenses incurred on our behalf by our parent, and as a capital contribution.

Debt restructuring costs. We are currently pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and are attempting to refinance or restructure the amounts outstanding on the Notes. As a result of our efforts, we have spent a total of $2.6 million in legal, investment banking and consulting fees during the second quarter of 2009, including fees paid to advisors and consultants of our senior creditors and certain of our note holders.

Depreciation and amortization. Depreciation and amortization expense was $3.0 million, down $0.5 million, or 13.6%.

Financial summary for the six months ended June 30, 2009 compared to June 30, 2008

Financial Summary. The following table summarizes our consolidated financial results for the six months ended June 30, 2009 and 2008:

	Six months ended June 30,
(Dollars in millions)	2009	2008

Total net operating revenues	$127.7	$164.9
Total operating expenses	124.4	148.7
Operating income	3.3	16.2
Interest expense and loan amortization cost	14.4	14.9
Reserve on note receivable	11.5	-
Gains on repurchases of debt	-	(9.3)
Other	(0.4)	(0.5)
Other expenses, net	25.5	5.1
(Loss) income before taxes	(22.2)	11.1
(Benefit) provision for income taxes	(8.3)	3.5
Net (loss) income	$(13.9)	$7.6

Compared to the first six months of 2008, total net operating revenues were $127.7 million, down $37.2 million, or 22.5%, and total operating expenses were $124.4 million, down $24.2 million, or 16.3%. Included in our 2009 operating expenses were $5.5 million in legal and consultant costs directly related to the restructuring of our debt.

Operating income was $3.3 million for the first six months of 2009 compared to $16.2 million for the same period last year.

Interest and loan amortization expense totaled $14.4 million, down $0.5 million from $14.9 million last year.

During the first quarter of 2009, we reserved the $11.5 million due on the unsecured promissory note receivable from GateHouse due to our uncertainty as to the timing of any future principal payments.

During the first six months of 2008, we repurchased $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12.2 million. The pre-tax gain on these transactions was $9.3 million.

Our loss before taxes was $22.2 million, compared to income before taxes of $11.1 million last year

Our income tax benefit was $8.3 million in 2009, compared to an income tax provision of $3.5 million last year. Our effective tax rate increased from 31.5% to 37.2% in 2009.

Our net loss was $13.9 million compared to net income of $7.6 million during the first six months last year.

Results of operations for the six months ended June 30, 2009 compared to June 30, 2008

Net operating revenue. The table below presents the total net operating revenue and related statistics for the first six months ended June 30, 2009 compared to June 30, 2008:

(Dollars in millions)	Six months ended June 30,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$53.3	$68.9	(22.7%)
Classified	31.7	52.2	(39.3%)
National	7.1	9.4	(24.9%)
Total advertising revenues	92.1	130.5	(29.5%)
Circulation	31.5	29.5	7.0%
Other	4.1	4.9	(15.7%)
Total net operating revenues	$127.7	$164.9	(22.5%)

Advertising revenue. Advertising revenue was $92.1 million, a decrease of $38.5 million, or 29.5%, from last year.

During the first six months of 2009, advertising revenue represented 72.1% of our total net operating revenue. Our advertising revenue consisted of 57.9% in retail, 34.4% in classified and 7.7% in national, compared to 52.8%, 40.0%, and 7.2%, respectively, last year.

The retail, national and classified advertising categories were down 22.7%, 24.9% and 39.3%, respectively.

Compared to last year, run of press advertising revenue was $53.5 million, down $27.4 million, or 33.8%, and insert advertising revenue was $21.5 million, down $4.1 million, or 16.1%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $4.2 million, down $2.3 million, or 35.4%.

Online advertising revenue, summarized in the table below, was $12.9 million, down $4.7 million, or 26.8%, from last year. Compared to last year, total page-views were 324.1 million, up 0.9 million, or 0.3% while unique page-views were 27.6 million, up 4.4 million, or 18.9%.

(Dollars in millions)	Six months ended June 30,		Percentage Change
	2009	2008	2009 vs. 2008

Retail	$4.9	$5.4	(9.0%)
National	0.7	0.8	(23.7%)
Classified	7.3	11.4	(35.4%)
Auto	1.0	1.2	(23.7%)
Employment	3.3	6.5	(49.3%)
Real Estate	1.5	1.9	(21.5%)
Other	1.5	1.8	(8.3%)
	$12.9	$17.6	(26.8%)

Our existing Florida newspapers and publications, which accounted for 34.2% of our total advertising revenues, contributed 38.6% of our entire net decline in advertising revenue. Advertising revenue in Jacksonville was down $12.4 million, or 31.9%, and St. Augustine was down $1.1 million, or 26.0%.

As for our other larger daily newspapers, Augusta was down $5.1 million, or 32.6%, Savannah was down $3.4 million, or 29.2%, Lubbock was down $3.5 million, or 29.1%, Amarillo was down $2.4 million, or 22.5%, Topeka was down $2.5 million, or 27.3% and Athens was down $1.9 million, or 33.7%.

Our other daily newspapers were, together, down $2.4 million, or 22.7%, with significant declines at each newspaper.

Our non-daily publications were down $3.8 million, or 31.0%, with significant declines at Skirt! and our city magazines.

Retail advertising revenue:

Retail advertising revenue was $53.3 million, down $15.6 million, or 22.7%, from the prior year.

Insert retail revenue was $19.2 million, down $3.6 million, or 15.8%, while print retail advertising revenue was $25.2 million, down $9.4 million, or 27.2%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $4.0 million, down $2.1 million, or 34.9%, from last year. Retail online revenue was $4.9 million, down $0.5 million, or 9.0%, from last year.

Jacksonville was down $3.2 million, or 18.8%, Augusta was down $2.5 million, or 28.0%, Savannah was down $1.6 million, or 25.3%, Lubbock was down $1.7 million, or 27.0%, Amarillo was down $0.7 million, or 12.8%, Topeka was down $0.8 million, or 16.9%, and Athens was down $0.9 million, or 28.3%.

Our other daily newspapers were, together, down $1.4 million, or 17.4%, with significant declines in St. Augustine, Brainerd and Bluffton.

Our non-daily publications were down $2.8 million, or 30.6%, with significant declines at Skirt! and our Savannah and Waters Edge city magazines.

Classified advertising revenue:

Total classified advertising revenue was $31.7 million, down $20.5 million, or 39.3%, from 2008.

Print classified advertising revenue was $24.1 million, down $16.1 million, or 40.1%, and online classified advertising revenue was $7.3 million, down $4.0 million, or 35.4%, from last year. Excluding the employment category, online classified advertising revenue was down 16.5% from last year.

Our Jacksonville newspaper’s classified advertising revenue was down $7.5 million, or 46.8%, contributing 36.8% of our total net decline.

Augusta was down $2.5 million, or 41.7%, Savannah was down $1.8 million, or 35.4%, Lubbock was down $1.8 million, or 35.7%, Amarillo was down $1.8 million, or 35.8%, Topeka was down $1.5 million, or 38.0%, and Athens was down $0.9 million, or 43.3%.

Our other daily newspapers were, together, down $1.8 million, or 29.3%, with a $0.8 million decline in St. Augustine.

Our non-daily publications were down $0.9 million, or 30.8%, with a significant decline in Jacksonville’s Sun non-daily publications.

National advertising revenue:

Total national advertising revenue was $7.1 million, down $2.3 million, or 24.9%, from last year, with Jacksonville contributing 69.7% of the net decrease. Jacksonville was down $1.6 million, or 29.1%.

Circulation revenue. Circulation revenue was $31.5 million, up $2.0 million, or 7.0%, from last year due to price increases in Jacksonville and the change in the way we sell home delivery subscriptions in Jacksonville.

Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.2 million for the first six months of 2009.

Average daily and Sunday circulation volume was down 9.7% and 7.7%, respectively, with Jacksonville contributing approximately 50% of each category’s decline.

Other revenue. Other revenue was $4.1 million, down $0.7 million, or 15.7%, from $4.9 million in 2008, with $0.6 million of the net decline due to the reduction in Skirt! third party licensing fees.

Net operating expense. The table below presents the total operating expenses and related statistics for the newspaper operations for six months ended June 30, 2009 compared to June 30, 2008:

(Dollars in millions)	Six months ended June 30,		Percentage change
	2009	2008	2009 vs. 2008
Operating expenses

Labor and employee benefits	$51.7	$68.0	(23.9%)
Newsprint, ink and supplements	12.8	18.8	(32.1%)
Other operating costs	48.3	54.9	(12.0%)
Debt restructuring costs	5.5	-	-
Depreciation and amortization	6.1	7.0	(12.5%)
Total operating expenses	$124.4	$148.7	(16.3%)

Labor and employee benefits. Total labor and employee benefit costs were $51.7 million, down $16.2 million, or 23.9%, being favorably impacted by reductions in head count, the employee pay cuts effective April 1, 2009, the suspension of employer 401(k) contributions during the first six months of last year and the termination of the post retirement plan at the end of 2008.

Our salaries and wages totaled $38.6 million, down $9.5 million, or 19.8%. Average full time employee equivalents (“FTE’s”) were down 540, or 19.9%, and the average pay rate, excluding $0.8 million and $1.0 million in severance payments during the first six months of 2008 and 2009, respectively, was unchanged.

Commissions and bonuses were $5.5 million, down $2.0 million, or 27.0%, from last year.

Employee medical insurance cost was $3.8 million, down $1.5 million, or 27.7%, primarily due to the reduction in plan participants.

Post retirement benefit costs and employer matching contributions to the 401(k) plan were $0.7 million and $1.6 million during the first six months of 2008.

Other employee costs totaled $3.8 million, down $0.9 million, or 19.5%, primarily due to the reduction in payroll taxes.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $12.8 million, down $6.0 million, or 32.1%; with the increase in average cost per ton of newsprint being more than offset by the savings from decreased consumption of newsprint.

Compared to last year, total newsprint expense was $11.1 million, down $5.3 million, or 32.2%, due to a 32.8% decrease in newsprint consumption offset somewhat by a 0.9% increase in the average cost per ton of newsprint.

Supplements expense decreased $0.4 million, or 33.7%, to $0.9 million, and ink expense decreased $0.3 million, or 27.9%, to $0.8 million.

Other operating costs. Other operating costs were $48.3 million, down $6.6 million, or 12.0%.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $8.3 million, down $2.4 million, or 22.5%, from $10.7 million in the first six months last year.

Debt restructuring costs. We are currently pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and are attempting to refinance or restructure the amounts outstanding on the Notes. As a result of our efforts, we have spent a total of $5.5 million in legal, investment banking and consulting fees during the first six months of 2009, including fees paid to advisors and consultants of our senior creditors and certain of our note holders.

Depreciation and amortization expense. Depreciation and amortization expense was $6.1 million, down $0.9 million, or 12.5%.

Liquidity and capital resources

Unrestricted cash was $17.6 million at June 30, 2009, compared with $4.8 million at December 31, 2008.

Historically, our primary source of liquidity, has been the cash flow generated from operations and our primary needs for cash are funding operating expense, debt service on our bank credit facilities and the Senior Subordinated Notes, capital expenditures, income taxes, dividends and loans to affiliates, and working capital. However, several factors (as described below) relating to our outstanding debt raise significant uncertainty about our liquidity and ability to continue as a going concern. Specifically, our debt exceeds our assets, and our creditors may have the right to accelerate the maturity of the debt on or before August 14, 2009, the Expiration Time for Waiver No. 9 to the Credit Agreement (as described below).

The Credit Agreement includes an event of default if we, as borrower, default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as Morris Publishing’s $278.5 million of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Morris Publishing failed to pay the $9.7 million interest payment due February 1, 2009 on the Notes. Amendment No. 6 and Waiver No. 9 (“Waiver No. 9”, as described below) waives any default that arose from the failure to make such interest payment and the default that arose from our failure to make the $9.7 million interest payment due August 3, 2009 on the Notes until 5:00 p.m. New York City time on August 14, 2009. However, the waiver will terminate earlier if Amendment No. 6 to the Forbearance Agreement (as described below) is terminated or amended prior to such time or upon other defaults.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payments of interest. Morris Communications along with its subsidiaries are not guarantors of the Notes.

If we have not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, we would be in default under both the Indenture and the Credit Agreement. As a result, we may be required to prepay the entire principal due on the senior debt and the Notes and Morris Communications may be required to pay on its guaranty of the senior debt under the Credit Agreement.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that we will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of our assets. In the event of an acceleration of the senior debt, our assets may be insufficient to pay the senior debt in full, and there may be little or no remaining assets to pay the holders of the Notes.

Even if we have paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, we will be unlikely to meet the financial covenants under the Credit Agreement when Morris Publishing and Morris Communications deliver their consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent us from borrowing on the revolving line of credit and it may be required to prepay the entire principal due under the Credit Agreement.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior debt) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the Holders that we would have sufficient assets to pay any amounts due on the Notes. As a result, the Holders may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes and Holdings’ equity interest in us may be worthless.

In response to all the factors described above, we are pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and we are attempting to refinance or restructure the amounts outstanding on the Notes. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

We have classified all of the debt outstanding under the Indenture and the Credit Agreement, as of June 30, 2009 and December 31, 2008, as current maturities of long-term debt within current liabilities on the consolidated balance sheet.

Operating activities. Net cash provided by operations was $14.2 million for the first six months of 2009, down $9.6 million from $23.7 million for the same period in 2008.

Current assets were $54.2 million and current liabilities, excluding the current portion of long-term debt, were $44.4 million as of June 30, 2009 as compared to current assets of $58.9 million and current liabilities, excluding the current portion of long-term debt, of $39.4 million as of December 31, 2008.

During 2008, we amended our management and service agreement with Morris Communication to temporarily eliminate the management fee and technology and shared services fee payable by us to our parent for the period from May 1, 2008 through September 30, 2008. The intent of the amendment was to retain cash and reduce our operating expenditures.

While the required payment of these fees had been temporarily eliminated, our other operating costs continue to reflect all of the costs of the management and technology and shared services incurred by our parent, with the $3.6 million in total costs for the period May 1, 2008 through June 30, 2008 being recorded as capital contributions from our parent.

Investment activities. Net cash used in investing activities was $0.1 million for the first six months of 2009 compared to $11.6 million provided by investing activities for the same period in 2008.

For the first six months in 2009 and 2008, we spent $0.3 million and $1.5 million on property, plant and equipment, respectively.

On November 30, 2007, we sold fourteen daily newspapers, three nondaily newspapers, a commercial printing operation and other related publications to GateHouse Media Inc. At close, we elected to have $12.4 million of the net proceeds deposited into an escrow account in order to fund other acquisitions by ourselves or Morris Communications through a tax-deferred Section 1031 exchange.

At the end of the first quarter of 2008, Morris Communications acquired qualified replacement property using the $12.4 million in our escrow account. At the same time, Morris Communications returned the escrow funds by using its cash to pay down balances due on our revolving credit facility.

Financing activities. Net cash used in financing activities was $1.2 million for the first three months of 2009 compared to $34.6 million used in financing activities for the same period in 2008.

Period End Debt Summary:

Total debt was $417.2 million at June 30, 2009, up from $411.7 million at December 31, 2008. The average interest rate on our total debt outstanding was 5.78% at June 30, 2009 and December 31, 2008. At June 30, 2008, the average interest rate on the $522.0 million total debt outstanding was 5.98%.

At June 30, 2009, we had $60.0 million outstanding on our revolving line of credit, up $10.0 million from $50.0 million at December 31, 2008. At June 30, 2009, the amount available on the revolving line of credit was a maximum of $70.0 million, but was limited to $60.0 million without the consent of lenders holding a majority of the commitments under the Credit Agreement. (See Amendment No 4. and Waiver No. 2 to the Credit Agreement as described below). On July 31, 2009,  the Revolving Credit Commitment was permanently reduced to $60.0 million (as described below).

The commitment fee on the unborrowed funds available under the revolving line of credit was 0.50% at June 30, 2009 and December 31, 2008.

At June 30, 2009, the interest rate was 3.125% on the $78.8 million Tranche A term loan outstanding and was 3.361% on the revolving line of credit. During the first six months of 2009, we paid $4.5 million in principal due on the Tranche A term loan, with another $5.6 million of principal payments due by the end of 2009.

At June 30, 2008, the interest rate on the $86.6 million Tranche A term loan outstanding was 4.06% and the weighted average interest rate on the $52.0 million outstanding on the revolving line of credit was 3.75%. The commitment fee on the unborrowed funds available under the revolving line of credit was 0.375% at June 30, 2008.

During the first six months of 2008, we paid $2.3 million in principal due on the Tranche A term loan and we repurchased a total of $21.5 million of our $300 million 7% Senior Subordinated Notes for a total purchase price of $12.5 million.

The amount outstanding on the Notes was $278.5 million at June 30, 2009 and December 31, 2008.

We failed to pay the $9.7 million interest payment which was due on February 1, 2009 on the Notes. As a result, we have entered into the following agreements with the lenders under the Credit Agreement and the Holders:

Amendments and Waivers to the Credit Agreement:

On January 28, 2009, we, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Credit Agreement (“Amendment No. 4), which waived until March 3, 2009 any default that arose from our failure to pay the interest payment due on the Senior Subordinated Notes. The Credit Agreement includes an event of default if we default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as our outstanding notes or bank credit facilities).

Amendment No. 4 also required us, by March 3, 2009, to enter into control agreements in favor of the lenders to perfect the security interest of the lenders in all deposit accounts, except for deposit accounts aggregating less than $0.5 million for us, Morris Communications and our subsidiaries. Waiver No. 3 (as described below) extended this compliance deadline to April 6, 2009.

Prior to Amendment No. 4, the Credit Agreement provided for revolving credit commitments of $100.0 million, in addition to the $83.3 million outstanding on the term loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100.0 million to $70.0 million, but further limited the amount available to $60.0 million without the consent of lenders holding a majority of the commitments under the Credit Agreement.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Credit Agreement (previously scheduled for April 1, 2009) of 0.500% and waived until April 11, 2009 any default that may exist from our failure to cause to be filed continuation statements as may be necessary to maintain perfection of security interests in assets of some of the subsidiary guarantors.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than us) to consummate a reorganization of their company structure, without causing a default under the Credit Agreement.

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

The $0.7 million in debt issuance costs associated with Amendment No. 4 were deferred and are being amortized ratably through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Credit Agreement, the credit facility was originally required to be repaid. Subsequently, Amendment No. 5 to the Credit Agreement eliminated the Mandatory Transaction requirement.

In addition, we wrote off $0.2 million in deferred loan costs during January of 2009.

Additional Waivers to the Credit Agreement —Waivers No. 3, No. 4, No. 5, No. 6 and No. 7 ultimately extended the original waiver period from March 3, 2009 until July 14, 2009, or earlier, if upon termination of the Forbearance Agreement (as described below).

In addition, Amendment No. 5 deleted the Mandatory Transaction requirement added by Amendment No. 3 to the Credit Agreement. Prior to its deletion, the Mandatory Transaction requirement would have required Morris Publishing, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009).  Amendment No. 5 also required Morris Communications to provide certain additional financial and company information to the lenders.

Waiver No. 5 also waives any event of default that consists solely of Morris Communications and our failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year of Morris Communications ending December 31, 2008, provided that such audited financial statements and opinion are delivered prior to 5:00 p.m., New York City time, on April 24, 2009. Morris Communications delivered its audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Waiver No. 6 and No. 7 also waived any event of default that may have occurred consisting solely of the consolidated cash flow ratio of Morris Communications and Morris Publishing exceeding the applicable amount permitted under Section 6.06(a) of the Credit Agreement ultimately until July 14, 2009.

Senior Subordinated Notes

Forbearance Agreement — On February 26, 2009, we entered into a forbearance agreement (the “Forbearance Agreement”) with holders of over $226.0 million of outstanding principal amount of the notes, with the Holders agreeing not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Indenture for a period ending on April 6, 2009 (the “Forbearance Period”). Under the agreement (and all amendments to the agreement (as described below)), the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Credit Agreement accelerating the maturity of the obligations under the Credit Agreement or terminating the Waiver(s) (as described above), the occurrence of any other default under the Indenture, or our filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

Amendments to Forbearance Agreement — Amendments No. 1, No. 2, No. 3 and No. 4 to the Forbearance Agreement ultimately extended the Forbearance Period was extended to July 14, 2009.

During the Forbearance Period, and for up to seven business days thereafter, the Amended Forbearance Agreement restricts the our ability to enter into any transaction which would refinance any of its existing senior debt under the Credit Agreement where any our affiliates would become a holder of senior debt and limits new liens on our properties, without prior written consent of holders of more than 66 2/3% of the outstanding Notes.

Intercompany loan receivable permitted under the Indenture:

The amount outstanding on the intercompany loan receivable due from Morris Communications was $18.2 million and $12.2 million as of June 30, 2008 and December 31, 2008, respectively.

During the six-month periods ending June 30, 2009 and 2008, we reported the $0.4 million and $0.3 million, respectively, in accrued loan receivable interest as contra equity. The average annual interest rate in 2009 and 2008 was 3.38% and 4.40%, respectively, on average loan balances of $24.4 million, and $15.2 million (excluding the income taxes payable on the GateHouse sale), respectively. As of June 30, 2009, the total accumulated interest accrued on the loan receivable was $6.3 million.

Dividends declared and recorded under the Indenture:

No dividends were declared or recorded in the first six months of 2008 or 2009 and we are currently prohibited under our debt covenants from making any restricted payments.

Subsequent events:

We evaluated subsequent events through August 12, 2009, which is the date that the condensed consolidated financial statements were available to be issued.

Failure to make August 3, 2009 interest payment on the Notes— During the third quarter of 2009, we failed to pay the $9.7 million interest payment which was due on August 3, 2009 on the notes.

Waivers to Credit Agreement— Subsequent to June 30, 2009, we entered into Waivers No. 8 and Amendment No. 6 and Waiver No. 9 (“Waiver No. 9”) to the Credit Agreement which ultimately extended the waiver of cross default that arose from the failure to make the February 1, 2009 and August 3, 2009 interest payments due on the Notes until August 14, 2009, or earlier, if upon termination of the Forbearance Agreement.

In addition, Waiver No. 9 permanently reduced the Revolving Credit Commitment to $60 million.

Waivers No. 8 and 9 ultimately extended the waiver of any event of default that may have occurred consisting solely of the consolidated cash flow ratio of Morris Communications and Morris Publishing exceeding the applicable amount permitted under Section 6.06(a) of the Credit Agreement until August 14, 2009.

Amendments to Forbearance Agreement— Subsequent to June 30, 2009, we entered into Amendments No. 5 and No. 6 to the Forbearance Agreement ultimately extending the Forbearance Period to August 14, 2009. The Amended Forbearance Agreement incorporates our failure to make the $9.7 million interest payment due on August 3, 2009.
Additional Waivers and Forbearance— We anticipate additional extensions of the waiver and forbearance periods as we continue to pursue alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and attempt to refinance or restructure the amounts outstanding on the Notes. The timing and ultimate outcome of such efforts cannot be determined at this time.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the registrants’ market risk position from the information provided in our annual report dated December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K.

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and Note 6 to our unaudited condensed consolidated financial statements as of and for the three months ending June 30, 2009 regarding long-term debt).

Based on our $138.8 million of variable rate debt at June 30, 2009, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual interest expense by $13.9 million and net income by $8.5 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

Most notably, there are currently several factors relating to our outstanding debt that raise significant uncertainty about our liquidity and ability to continue as a going concern.

The Credit Agreement includes an event of default if we, as borrower, defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as Morris Publishing’s $278.5 million of 7% Senior Subordinated Notes due 2013 (the “Notes”)). Morris Publishing failed to pay the $9.7 million interest payment due February 1, 2009 on the Notes. Amendment No. 6 and Waiver No. 9 (“Waiver No. 9”, as described in Note 9) waives any default that arose from the failure to make such interest payment and the default that arose from our failure to make the $9.7 million interest payment due August 3, 2009 on the Notes until 5:00 p.m. New York City time on August 14, 2009 (the “Expiration Time”). However, the waiver will terminate earlier if Amendment No. 6 to the Forbearance Agreement (as described in Note 9) is terminated or amended prior to such time or upon other defaults.

In addition, the holders (the “Holders”) of over 80% of the Notes have also granted forbearance until the Expiration Time for any default under the Notes’ indenture (the “Indenture”) that arose from the non-payments of interest. Morris Communications along with its subsidiaries (other than us) are not guarantors of the Notes.

If we have not paid the overdue interest (plus default interest), amended or restructured the Notes, or obtained an extension of the Expiration Time, we would be in default under the Credit Agreement. As a result, we may be required to prepay the entire principal due on the senior debt and Morris Communications may be required to pay on its guaranty.

In view of the current volatility in the credit markets and the market conditions in the newspaper industry, it is likely that we will be dependent on the ability of Morris Communications or its guarantor subsidiaries to a) enter into a transaction that would induce a lender to refinance the senior debt, b) raise sufficient funds to purchase the loans and commitments from the existing senior creditors, or c) raise sufficient funds to refinance the senior debt with a new loan from the guarantor. The failure of Morris Communications or its guarantor subsidiaries to consummate any of the transactions noted above would likely require us to refinance the existing bank debt or seek an amendment of the terms of the Credit Agreement, either of which could increase our cost of borrowing, or if such efforts are unsuccessful, the senior creditors could accelerate the senior debt and foreclose on their security interests in substantially all of our assets. In the event of an acceleration of the senior debt, our assets may be insufficient to pay the senior debt in full, and there may be little or no remaining assets to pay the holders of the Notes.

Even if we have paid the overdue interest (plus default interest), or amended or restructured the Notes by the Expiration Time, Morris Communications would be unlikely to meet the financial covenants under the Credit Agreement when we and Morris Communications deliver our consolidated financial statements for the second quarter of 2009 no later than August 29, 2009 (when the relaxed financial covenants under Amendment No. 3 to the Credit Agreement terminate). A failure to amend or refinance before the relaxed covenants terminate would prevent us from borrowing on the revolving line of credit and we may be required to prepay the entire principal due under the Credit Agreement and Morris Communications may be required to pay on its guaranty.

If this was to occur, it could lead to an event of default under the Indenture. Specifically, there is an event of default under the Indenture if we fail to pay other indebtedness (such as the senior debt) exceeding $5.0 million upon final maturity or within 20 days of an acceleration. In such an event, we cannot assure the holders of the Notes that we would have sufficient assets to pay any amounts due on the Notes. As a result, the holders of the Notes may receive no payments or less than the full amount they would be otherwise entitled to receive on the Notes, and Shivers’ interest in our company may be worthless. In response to all the factors described above, Morris Communications and our management are pursuing alternative sources of funds or means of financing to repay or refinance the amounts outstanding on the Credit Agreement and we attempting to refinance or restructure the amounts outstanding on the Notes. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should we be unable to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1	Amendment No. 5 and Waiver No. 4, effective April 6, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.
10.2

Amended Forbearance Agreement, effective April 6, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 80% of the Notes issued under the Indenture, dated as of August 7, 2003.

10.3	Waiver No. 5, effective April 23, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.
10.4

Amendment No. 2 to Forbearance Agreement, effective April 23, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 80% of the Notes issued under the Indenture, dated as of August 7, 2003.

10.5	Waiver No. 6, effective May 28, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.
10.6

Amendment No. 3 to Forbearance Agreement, effective May 28, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 80% of the Notes issued under the Indenture, dated as of August 7, 2003.

10.7	Waiver No. 7, effective June 12, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement dated as of December 14, 2005.
10.8

Amendment No. 4 to Forbearance Agreement, effective June 12, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 80% of the Notes issued under the Indenture, dated as of August 7, 2003.

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: August 12, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: August 12, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)