Form 10-Q
period 2009-09-30
MORRIS PUBLISHING FINANCE CO; MORRIS PUBLISHING GROUP LLC
filed 2009-11-13
CIK 1276476, 1276477

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the Registrant Morris Publishing Group, LLC is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐ No  ☒

Indicate by check mark whether the Registrant Morris Publishing Finance Co. is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☒ No  ☐

MORRIS PUBLISHING GROUP, LLC
MORRIS PUBLISHING FINANCE CO.

QUARTERLY REPORT
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Throughout the year 2008, Morris Publishing Group, LLC (“Morris Publishing”) was a wholly owned subsidiary of Morris Communications Company, LLC (“Morris Communications”), a privately held media company. On January 28, 2009, Shivers Trading & Operating Company (“Shivers”), our indirect corporate parent, and Morris Communications, then our direct parent, consummated a reorganization of their company structure. In the reorganization, (i) Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), a subsidiary of Shivers, and (ii) Shivers distributed beneficial ownership of Morris Communications to an affiliated corporation, both subject to the existing pledges of the membership interests of Morris Publishing and Morris Communications to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”). Subsequent to the reorganization, (i) Morris Publishing remains an indirect subsidiary of Shivers, and (ii) Morris Communications remains an affiliate of Morris Publishing, but is no longer its parent.

In this report, Morris Publishing is considered as and will be referred to as a wholly owned subsidiary of MPG Holdings, a subsidiary of Shivers. “We,” “us” “Company” and “our” also refer to Morris Publishing and its subsidiaries and “parent” refers to Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under the both the Original Credit Agreement and the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Amended Credit Agreement”).

Morris Publishing Finance Co., a wholly owned subsidiary of Morris Publishing, was incorporated in 2003 for the sole purpose of serving as a co-issuer of our 7% Senior Subordinated Notes due 2013, dated as of August 7, 2003 (the “Existing Notes”), in order to facilitate the offering. Morris Publishing Finance Co. does not have any operations or assets of any kind and will not have any revenues.

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

Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that these statements will be realized. Given these uncertainties, investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this report. We assume no obligation to update or revise them or provide reasons why actual results may differ. Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in this filing and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

Some of the factors that could cause our actual results to be materially different from our forward-looking statements are as follows:

·	our ability to service our debt;
·	our ability to obtain financing to fund our operational needs and re-finance our existing debt on satisfactory terms, if at all;
·	the impact of an in-court financial restructuring on our operations, credibility and valued relationships;
·	our ability to comply with the financial tests and other covenants in our existing and future debt obligations;
·	further deterioration of economic conditions in the markets we serve;
·	risks from increased competition from alternative forms of media;
·	our ability to contain the costs of labor and employee benefits;
·	our ability to maintain or grow advertising and circulation revenues;
·	our ability to successfully implement our business strategy;
·	our ability to retain employees;
·	industry cyclicality and seasonality;
·	interest rate fluctuations; and
·	fluctuations in the cost of our supplies, including newsprint.

-iii-

Part I

Morris Publishing Group, LLC

Unaudited condensed consolidated balance sheets

(Dollars in thousands)	September 30, 2009	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,738	$4,782
Accounts receivable, net of allowance for doubtful accounts of $1,727 and $1,823 at September 30, 2009 and December 31, 2008, respectively	25,540	36,975
Note receivable	-	11,538
Inventories	2,157	2,706
Assets held for sale	2,025	2,025
Current portion of deferred income taxes	715	-
Income taxes receivable	5,295	-
Prepaid and other current assets	2,459	903
Total current assets	64,929	58,929
NET PROPERTY AND EQUIPMENT	97,388	105,623
OTHER ASSETS:
Intangible assets, net of accumulated amortization of $7,071 and $6,453 at September 30, 2009 and December 31, 2008, respectively	7,474	7,956
Deferred loan costs and other assets, net of accumulated amortization of loan costs of $3,484 and $6,822 at September 30, 2009 and December 31, 2008, respectively	5,673	7,184
Total other assets	13,147	15,140
Total assets	$175,464	$179,692
LIABILITIES AND MEMBER'S DEFICIENCY IN ASSETS
CURRENT LIABILITIES:
Accounts payable	$5,275	$5,496
Long-term debt-current (Note 5)	414,978	411,728
Accrued interest	22,955	8,297
Current portion of deferred income taxes	-	1,326
Due to Morris Communications	3,426	1,772
Deferred revenues	12,622	13,133
Accrued employee costs	4,798	8,252
Other accrued liabilities	2,469	1,153
Total current liabilities	466,523	451,157
DEFERRED INCOME TAXES, long-term portion	13,024	13,568
OTHER LONG-TERM LIABILITIES	2,803	2,882
Total liabilities	482,350	467,607
COMMITMENTS AND CONTINGENCIES (Note 7)
MEMBER'S DEFICIENCY IN ASSETS
Member's deficit	(288,869)	(275,705)
Loan receivable from Morris Communications, net	(18,017)	(12,210)
Total member's deficiency in assets	(306,886)	(287,915)
Total liabilities and member's deficiency in assets	$175,464	$179,692

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of income (loss)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
(Dollars in thousands)

NET OPERATING REVENUES:
Advertising	$44,544	$60,915	$136,600	$191,424
Circulation	15,740	15,293	47,253	44,757
Other	2,013	2,038	6,151	6,944
Total net operating revenues	62,297	78,246	190,004	243,125
OPERATING EXPENSES:
Labor and employee benefits	25,550	31,936	77,307	99,933
Newsprint, ink and supplements	4,560	9,191	17,327	27,991
Other operating costs (excluding depreciation and amortization)	23,571	26,795	71,848	81,651
Debt restructuring costs	2,508	-	7,994	-
Impairment of goodwill	-	170,685	-	170,685
Depreciation and amortization expense	2,932	3,472	9,076	10,497
Total operating expenses	59,121	242,079	183,552	390,757
OPERATING INCOME (LOSS)	3,176	(163,833)	6,452	(147,632)
OTHER EXPENSES (INCOME):
Interest expense, including amortization of debt issuance costs	6,272	6,776	20,714	21,654
Gains on repurchases of debt	-	-	-	(9,271)
(Recovery in reserve) net write-off of note receivable	(4,000)	-	7,538	-
Interest income	(193)	(201)	(652)	(671)
Other, net	(49)	(53)	(113)	(125)
Total other expense, net	2,030	6,522	27,487	11,587
INCOME (LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	1,146	(170,355)	(21,035)	(159,219)
PROVISION (BENEFIT) FOR INCOME TAXES	435	(7,154)	(7,871)	(3,650)
NET INCOME (LOSS)	$711	$(163,201)	$(13,164)	$(155,569)

See notes to unaudited condensed consolidated financial statements.

Morris Publishing Group, LLC

Unaudited condensed consolidated statements of cash flows

Nine months ended September 30,

(Dollars in thousands)	2009	2008

OPERATING ACTIVITIES:
Net loss	$(13,164)	$(155,569)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	9,076	10,497
Deferred income taxes	(2,585)	(11,489)
Amortization of debt issuance costs	2,431	1,373
Write-off of deferred loan costs	199	-
Impairment of goodwill	-	170,685
Write-off of note receivable, net	7,538	-
Capital contribution by Morris Communications for services rendered	-	8,678
Loss (gain) on sale of fixed assets, net	133	(112)
Pre-tax gains on repurchases of debt	-	(9,271)
Changes in assets and liabilities
Accounts receivable	11,435	11,205
Note receivable	4,000	-
Inventories	549	18
Prepaids and other current assets	(1,555)	179
Other assets	(416)	(221)
Accounts payable	(221)	(1,307)
Income taxes receivable	(5,295)	-
Accrued employee costs	(3,454)	(2,817)
Accrued interest expense	14,658	(5,822)
Due to Morris Communications	1,654	10,426
Deferred revenues and other liabilities	805	687
Postretirement obligations due to Morris Communications	-	1,049
Other long-term liabilities	(80)	65
Net cash provided by operating activities	25,708	28,254
INVESTING ACTIVITIES:
Capital expenditures	(713)	(1,716)
Restricted cash released from escrow	-	12,392
Net proceeds from sale of property and equipment	249	714
Net cash (used in) provided by investing activities	(464)	11,390
FINANCING ACTIVITIES:
Repurchase of senior subordinated debt	-	(12,251)
Proceeds from revolving credit facility	10,000	74,000
Repayments on revolving credit facility	-	(53,000)
Repayment of Term Loan	(6,750)	(3,375)
Payment of debt issuance costs	(731)	-
Advances on loan receivable from Morris Communications	(5,807)	(40,416)
Net cash used in financing activities	(3,288)	(35,042)
NET INCREASE IN CASH AND CASH EQUIVALENTS	21,956	4,602
CASH AND CASH EQUIVALENTS, beginning of period	4,782	4,135
CASH AND CASH EQUIVALENTS, end of period	$26,738	$8,737
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	$3,625	$26,101
Income taxes paid to Morris Communications*	$-	34,468

See notes to unaudited condensed consolidated financial statements.

* Includes $30,505 in income taxes paid to Morris Communications during the nine-month period ending September 30, 2008 on the gain on sale of publications and commercial printing operations to GateHouse Media, LLC during the fourth quarter of 2007.

MORRIS PUBLISHING GROUP, LLC
Notes to condensed consolidated financial statements (unaudited)
(Dollars in thousands)

1.	Basis of Presentation

The accompanying condensed consolidated financial statements furnished herein reflect all adjustments, which in the opinion of management, are necessary for the fair presentation of Morris Publishing Group, LLC’s (“Morris Publishing”, “Company”) financial position and results of operations. All such adjustments are of a normal recurring nature. Results of operations for the three-month and nine-month interim periods ending on September 30, 2009 are not necessarily indicative of results expected for the full year. While certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, the Company believes that the disclosures herein are adequate to keep the information presented from being misleading. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended December 31, 2008. The accounting policies that are employed are the same as those shown in note 1 to the consolidated financial statements as of December 31, 2008 and 2007 and for each of three years ended December 31, 2008.

As further described in note 3, certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to the Company. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to the Company, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to the Company may not reflect the actual costs the Company would have incurred for similar services as a stand-alone company. The Company and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Throughout the year 2008, Morris Publishing was a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than the Company) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in the Company to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies. No adjustments have been made to these financial statements due to this transfer.

In this quarterly report, Morris Publishing is considered as and will be referred to as a wholly-owned subsidiary of MPG Holdings, a subsidiary of Shivers, and Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under both the Original Credit Agreement and the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Amended Credit Agreement”). See note 8.

Morris Communications will continue to provide management and related services to the Company, as well as all of its operating subsidiaries.

Fair value of financial instruments— The Company estimated the fair values presented below using appropriate valuation methodologies and market information available as of September 30, 2009. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at September 30, 2009, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value.

Long term debt. To estimate the fair value of the $278,478 outstanding principal amount of 7 % Senior Subordinated Notes due 2013 (the “Existing Notes”), the Company used the average price of the corporate bond trades reported immediately following the announcement of the binding restructuring term sheet on September 23, 2009 with an ad hoc committee of holders (the “Ad Hoc Committee”) of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes. At September 30, 2009, the fair value of the Existing Notes was estimated at $69,620.

The fair value of the Tranche A Term Loan and the revolving credit facility was valued at par, given the acquisition on October 15, 2009 of the stated amount on the loans outstanding under the Original Credit Agreement in the Senior Refinancing Transaction. See note 8.

Inventories— Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method. Costs for newsprint inventory would have been $972 and $2,170 higher at September 30, 2009 and December 31, 2008, respectively, had the first in, first out method been used for all inventories.

Going concern— Several factors relating to the Company’s outstanding debt raise substantial doubt about its liquidity and ability to continue as a going concern. Specifically, the Company’s debt exceeds its assets, and the Company’s creditors may have the right to accelerate the debt before its maturity.

In addition, during 2008 and the first nine months of 2009, the Company’s financial position and liquidity have deteriorated due to the significant declines in advertising revenue. The reader should evaluate any information provided herein in this context.

The accompanying condensed consolidated financial statements do not include all adjustments relating to the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities should the Company be unable to continue as a going concern. See note 9.

2.	Reserve on Note Receivable

During the fourth quarter of 2007, the Company completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse (the “GateHouse sale”). The total purchase price was $115,000 plus reimbursement for the net working capital. The gain on sale was $49,567, net of the $30,505 provision for income taxes.

One hundred five million dollars was received at closing in cash, with the remainder payable in the form of a one-year $10,000 promissory note bearing interest at 8% per annum. The note receivable was unsecured and originally matured on November 30, 2008. The Company received $2,500 of the total working capital reimbursement at closing with the remainder originally due prior to the promissory note’s maturity date.

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

During of the first quarter of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the interest payment.

During the second quarter of 2009, the Company entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1,500 (the remainder of the net working capital adjustment) had been due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note had been payable on the 15th of each month. The note had been due and payable in full on October 15, 2010.

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-10-35-2 regarding the accounting by creditors for impairment of a loan, the Company reserved the $11,538 due on the note during the first quarter of 2009, given GateHouse’s reported losses in the last three years and its reported liquidity problems at that time. During the third quarter of 2009, the Company received a one time principal payment in the amount of $4,000 from GateHouse to settle the total outstanding obligation, with $1,538 being applied to the outstanding working capital balance. The remaining $7,538, previously reserved, was written off.

3.	Transactions with Parent and Affiliates

Management, Technology and Shared Services Fees — The Company receives certain services from and has entered into certain transactions with Morris Communications.

·
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

·
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

Per the Securities and Exchange Commission’s Staff Accounting Bulletins Official Text Topic 1B1, “Costs Reflected in Historical Financial Statements”, the historical income statements of a registrant should reflect all of its costs of doing business. Therefore, the Company has recorded the costs of these services based on the percentages above for the period May 1, 2008 through September 30, 2008 within its other operating costs, with the cost of these services treated as a capital contribution by its parent. The total cost of the services contributed by its parent was $5,086 and $8,678 for the three and nine-month periods ended September 30, 2008, respectively.

These management fees expensed totaled $2,492 and $3,130 for the three-month periods ended September 30, 2009 and 2008, respectively, and $7,600 and $9,725 for the nine-month periods ended September 30, 2009 and 2008, respectively.

The technology and shared services fees expensed totaled $1,557 and $1,956 for the three-month periods ended September 30, 2009 and 2008, respectively, and $4,750 and $6,078 for the nine-month periods ended September 30, 2009 and 2008, respectively.

The Company believes that these fee allocations were made on a reasonable basis.

Due to Morris Communications — Due to Morris Communications represents a net short-term payable that resulted from operating activities between the Company and its affiliate or parent.

Employees’ 401(k) Plan — The Company participates in Morris Communications’ 401(k) plan. Prior to July 13, 2008 (the “suspension date”), contributions by employees to the 401(k) plan were matched (up to 5% of pay) by Morris Communications. The Company has indefinitely suspended the employer matching contributions for employee contributions made after the suspension date.

Expenses, allocated to the Company based on specific identification of employer matching contributions, were $143 and $1,778 for the three and nine-month periods ended September 30, 2008, respectively.

Retiree Health Care Benefits — Effective December 31, 2008, Morris Communications terminated its retiree health care plan effective with respect to claims incurred on and after January 1, 2009. At that time, the plan ceased to provide benefits to (1) former employees and their eligible dependents and (2) regular full time and eligible part time employees upon their separation from service.

Expenses related to Morris Communications’ plan, allocated to the Company based on total headcount, were $350 and $1,049 for the three and nine-month periods ended September 30, 2008.

Health and Disability Plan — The Company participates in Morris Communications’ health and disability plan for active employees. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expense, allocated to the Company based on the total headcount, was $3,143 and $1,731 for the three-month periods ended September 30, 2009 and 2008, respectively, and $6,953 and $7,002 for the nine-month periods ended September 30, 2009 and 2008, respectively.

The Company was also allocated its portion of Morris Communications’ health and disability obligation. The amounts allocated to the Company, based on total headcount, were $1,880 and $1,974 as of September 30, 2009 and December 31, 2008, respectively. The Company has recorded this liability within accrued employee costs in the accompanying financial statements.

Workers’ Compensation Expense — The Company participates in Morris Communications’ workers’ compensation self-insurance plan, which is guaranteed and secured by Morris Communications’ parent, Pesto, Inc., through a letter of credit. Accordingly, Morris Communications has allocated to the Company certain expenses associated with the payment of current obligations and the estimated amounts incurred but not yet reported. The expenses allocated to the Company, based on a percentage of total salaries expense, were $438 and $181 for the three-month periods ended September 30, 2009 and 2008, respectively, and $1,416 and $1,193 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Loan Receivable from Morris Communications — Under its debt arrangements existing at the end of the third quarter 2009, the Company was permitted to loan up to $40,000 at any one time to Morris Communications or any of its wholly-owned subsidiaries outside the Publishing Group, solely for purposes of funding its working capital, capital expenditures and acquisition requirements. The Company was also permitted to invest in or lend an additional $20,000 at any one time outstanding to Morris Communications or any other Person(s), as defined in the Indenture to the Existing Notes (the “ Original Indenture”).

The interest-bearing portion of all loans from the Company to Morris Communications bore the same rate as the borrowings under the Original Credit Agreement (for the three-month period ended September 30, 2009, this rate was LIBOR (adjusted to the nearest 1/16th) + 3.00%). The Company distinguished between intercompany transactions incurred in the ordinary course of business and settled on a monthly basis (which do not bear interest) and those of a more long-term nature that are subject to an interest accrual. Interest was accrued on the average outstanding long-term balance each month.

The Company accounted for this arrangement as a capital distribution transaction and classified such borrowings as contra-equity within member’s deficiency in assets, given the historical practice of the Company and Morris Communications settling a significant portion of the outstanding loan receivable balance with a dividend. In addition, interest accrued on this loan receivable has been reported as contra-equity within member’s deficiency in assets for the three-month and nine-month periods ended September 30, 2009 and 2008.

During the three-month periods ended September 30, 2009 and 2008, the Company reported $205 and $171, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the three-month periods ended September 30, 2009 and 2008 was 3.29% and 3.75%, respectively, on average loan receivable balances of $24,359 and $17,872 (excluding the income taxes payable on the GateHouse sale), respectively.

During the nine-month periods ended September 30, 2009 and 2008, the Company reported $622 and $512, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the nine-month periods ended September 30, 2009 and 2008 was 3.35% and 4.18%, respectively, on average loan receivable balances of $24,418 and $16,119 (excluding the income taxes payable on the GateHouse sale), respectively.

At September 30, 2009, the amount outstanding on the intercompany loan due from Morris Communications was $24,500, and the accumulated interest accrued on the intercompany loan receivable was $6,483, resulting in a net intercompany receivable of $18,017. The amount outstanding on the intercompany loan due from Morris Communications was $12,210 as of December 31, 2008.

Restricted payments — The Company was permitted under its existing debt arrangement to make restricted payments, which included dividends and loans to affiliates in excess of the permitted limits described above, up to the sum of (1) 100% of the Company’s cumulative consolidated income before interest, taxes, depreciation and amortization (“Consolidated EBITDA”, as defined in the Original Indenture) earned subsequent to the Existing Notes’ August 2003 issue date less (2) 140% of the consolidated interest expense of the Company for such period.

No dividends were declared or recorded during the first nine months of 2008 or 2009 and the Company is currently prohibited under the Original Indenture’s covenants from making any restricted payments.

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

Accounting standards require the Company to account for income taxes under the provisions of the liability method, which requires the recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases. The recognition of future tax benefits is required to the extent that realization of such benefits is more likely than not.

4.	Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued the Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This pronouncement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company has adopted the provisions of this pronouncement for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this change is disclosure-only in nature.

Recently adopted standards

In May 2009, the FASB issued a pronouncement establishing general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for the pronouncement is for interim or annual periods ending on or after June 15, 2009. The Company adopted the provisions of the pronouncement as of April 1, 2009, which did not have a material impact on its financial position, cash flows or results of operations.

In April 2009, the FASB and Accounting Principles Board ("APB") issued pronouncements requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. This pronouncement is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of these pronouncements in the quarter ended June 30, 2009. There was no impact on the unaudited condensed consolidated financial statements as it relates only to additional disclosures which are included in the notes to these financial statements.

In April 2009, the FASB issued a pronouncement providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. The Company concluded that the adoption of this pronouncement as of April 1, 2009 did not have a material impact on its results of operations, financial position or cash flows.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under a prior pronouncement. More specifically, the pronouncement removed the requirement under the previous pronouncement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The pronouncement also required expanded disclosure related to the determination of intangible asset useful lives. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets the Company acquires in future transactions.

In February 2007, the FASB issued a pronouncement permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company adopted the provisions of the pronouncement on January 1, 2008, and has elected not to measure any of its current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued a pronouncement on fair value measurement, and during February 2008, it subsequently amended the pronouncement to address the fair value measurements for purposes of lease classification or measurement. The pronouncement, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The pronouncement is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. The pronouncement is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company’s adoption of the provisions of the pronouncement on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on its fair value measurements or our financial statements for the year ended December 31, 2008.

5.	Long-Term Debt

Period Summary

The following table summarizes the debt outstanding as of September 30, 2009 and December 31, 2008:
	September 30,	December 31,
	2009	2008

Original Credit Agreement
Tranche A	$76,500	$83,250
Revolving credit facility	60,000	50,000
	136,500	133,250

Original Indenture	278,478	278,478

Current portion of long-term debt	$414,978	$411,728

During the first nine months of 2009, the Company failed to pay the $9,747 interest payments which were due on February 1, 2009 and August 3, 2009 on the Existing Notes. In addition, the Company failed to meet the consolidated cash flow ratio and the consolidated interest coverage ratio under the Original Credit Agreement as of the end of the third quarter of 2009. As a result, the Company classified all of the debt outstanding under the Original Indenture and the Original Credit Agreement, as of September 30, 2009 and December 31, 2008, as the current portion of long-term debt within current liabilities on the condensed consolidated balance sheets.

The weighted average interest rate on the Company’s total debt outstanding was 5.77% at September 30, 2009 and 5.78% at December 31, 2008. At September 30, 2008, the weighted average interest rate on the $423,978 total debt outstanding was 6.26%.

At September 30, 2009, the Company had the maximum principal amount outstanding on its $60,000 revolving line of credit, up $10,000 from $50,000 at December 31, 2008. The commitment fee on the unborrowed funds available under the revolving line of credit was 0.50% at September 30, 2009 and December 31, 2008.

At September 30, 2009, the interest rate was 3.25% on the $76,500 Tranche A Term Loan and was 3.27% on the revolving line of credit. During the three and nine-month periods ended September 30, 2009, the Company paid $2,250 and $6,750, respectively, in principal due on the Term Loan.

At September 30, 2008, the interest rate on the $85,500 Tranche A Term Loan outstanding was 6.31% and the weighted average interest rate on the $60,000 outstanding on the $100,000 revolving line of credit was 5.78%. The commitment fee on the unborrowed funds available under the revolving line of credit was 0.50%.

During the three and nine months ended September 30, 2008, the Company paid $1,125 and $3,375, respectively, in principal due on the Term Loan.

During the first six months of 2008, the Company repurchased a total of $21,522 of the $300,000 outstanding on the Existing Notes for a total purchase price, including accrued interest, of $12,471. The pre-tax gain on these transactions was $9,271. In addition, the Company wrote off $375 in unamortized loan fees related to these extinguished bonds. At September 30, 2009 and December 31, 2008, the principal amount outstanding on the Existing Notes was $278,478. At September 30, 2009, the interest expense accrued on the Existing Notes, including the past due interest payments, totaled $22,742.

Original Credit Agreement

During the first nine months of 2009, the Company entered into the following agreements with the lenders under the Original Credit Agreement:

Amendments and Waivers to the Original Credit Agreement — On January 28, 2009, the Company, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Original Credit Agreement (“Amendment No. 4”), which ultimately waived until October 16, 2009 (by Waiver No. 18 to the Original Credit Agreement (“Waiver No. 18”), as described in note 8) any default that arose from the Company’s failure to pay the interest payment due on the Existing Notes. The Original Credit Agreement included an event of default if the Company defaults in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5,000 or more (such as its outstanding notes or bank credit facilities).

Prior to Amendment No. 4, the Original Credit Agreement provided for revolving credit commitments of $100,000, in addition to the amount outstanding on the Term Loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100,000 to $70,000, but further limited the amount available to $60,000 without the consent of lenders holding a majority of the commitments under the Original Credit Agreement. Amendment No. 6 to the Original Credit Agreement permanently reduced the revolving credit commitment to $60,000.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Original Credit Agreement (previously scheduled for April 1, 2009) of 0.50%.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than the Company) to consummate a reorganization of their company structure, without causing a default under the Original Credit Agreement. See note 1.

After the reorganization, the lenders under the Original Credit Agreement maintained all of their existing security interests in the assets of the Company, Morris Communications and the subsidiary guarantors. Various covenants, restrictions and other provisions of the Original Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either the Company, Morris Communications or the subsidiary guarantors. The Company did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, the Company amended its Tax Consolidation Agreement with Morris Communications and Shivers to include Questo as the new common parent of the group and to include MPG Holdings as its new parent, for tax periods after the reorganization. See note 3.

The $731 in debt issuance costs associated with Amendment No. 4 were deferred and amortized ratably, along with all the other unamortized loan costs associated with the Original Credit Agreement, through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Original Credit Agreement, the credit facility was originally required to be repaid. In addition, the Company wrote off $199 in deferred loan costs during January of 2009.

Amendment No. 5 to the Original Credit Agreement deleted the Mandatory Transaction requirement added by Amendment No. 3 to the Original Credit Agreement. Prior to its deletion, the Mandatory Transaction requirement would have required the Company, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Original Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009).

Waiver No. 5 to the Original Credit Agreement waived any event of default that consists solely of Morris Communications failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year ending December 31, 2008, provided that such audited financial statements and opinion were delivered on April 24, 2009. Morris Communications delivered its consolidated audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Waiver No. 13 to the Original Credit Agreement included an additional fee in the amount of two percent of the commitments of the consenting lenders that would have been ultimately payable on October 16, 2009 (by Waiver No. 18), or earlier, upon the termination of the lender's waiver (the "Fee Payment Date"). The amount of this fee would have been approximately $ 2.8 million. However, such fee was not payable if before the Fee Payment Date the lenders' loans were paid in full, the loans and commitments of the lenders were purchased at par, or a majority of the consenting lenders agreed to waive the fee.

Waiver No. 18 ultimately waived until October 16, 2009 any event of default that may have occurred when the Company failed to meet the consolidated cash flow ratio or the consolidated interest coverage ratio under the Original Credit Agreement when Morris Publishing and Morris Communications delivered their combined consolidated financial statements for the second of 2009 or failing to meet such ratios at September 30, 2009.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction. See note 8.

Existing Notes

During the first nine months of 2009, the Company entered into the following agreements with either the holders, or investment advisors, or managers (the “Holders”) representing holders of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes or the Ad Hoc Committee:

Forbearance Agreement— On February 26, 2009, the Company entered into a forbearance agreement (the “Forbearance Agreement”) with the Holders of the Existing Notes, with the Holders agreeing not to take any action to enforce any of the rights and remedies available to them under the Original Indenture as a result of the default on the February 2009 interest payment. The forbearance was eventually expanded to cover the default on the August 2009 interest payment and extended for a period ultimately ending on December 11, 2009 (by Amendment No. 16 to the Forbearance Agreement (“Amendment No. 16”), as described in note 8) (the “Forbearance Period”).

Under the Forbearance Agreement, the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Original Credit Agreement accelerating the maturity of the obligations under the Original Credit Agreement or terminating any Waiver, the occurrence of any other default under the Original Indenture, or the Company’s filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

During the Forbearance Period, and for up to seven business days thereafter, the Forbearance Agreement restricted the Company’s ability to enter into any transaction which would refinance any of its existing senior debt under the Original Credit Agreement where any affiliate of the Company would become a holder of senior debt and limited new liens on its properties, without prior written consent of holders of more than 66 2/3% of the outstanding Existing Notes.

Restructuring Transaction— On September 23, 2009, the Company entered into the Term Sheet with the Ad Hoc Committee of holders of the Existing Notes subject to the final negotiation and execution of the definitive legal documentation and other closing conditions for the transactions contemplated thereby, including the execution of a “Restructuring Support Agreement” on reasonable and customary terms. The Term Sheet provides, among other things, for the restructuring of the Existing Notes through an out-of-court exchange offer (the “Exchange Offer”) or a chapter 11 filing under title 11 of the United States Code (the “Bankruptcy Code”) and a plan of reorganization confirmed under the Bankruptcy Code (the “Prepackaged Plan”). The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, is referred to as the “Restructuring”.

In addition, the execution of Amended Credit Agreement as described in note 8 was part of the “Senior Refinancing Transaction” contemplated by the Term Sheet, which was a condition precedent to the Restructuring. The Ad Hoc Committee provided approvals for the consummation of the “Senior Refinancing Transaction” under the Original Indenture between the issuers, the subsidiary guarantors and Wilmington Trust, FSB (as successor trustee), as Indenture Trustee, the Term Sheet and the Forbearance Agreement.

The Exchange Offer consists of (a) the exchange offer to acquire all of the Company’s $278,478 principal amount outstanding of the Existing Notes plus any accrued and unpaid interest thereon, for $100,000 in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”) immediately upon the effective date of the Exchange Offer, and (b) the cancellation of approximately $110,000 of intercompany indebtedness, which will eliminate the Company’s Tranche C Term Loan under the Amended Credit Agreement.

The terms of the Exchange Offer will require tender of at least 99% of the Existing Notes. If the Exchange Offer is successful, the Company does not intend to retire any remaining Existing Notes outstanding after the consummation of the exchange and such Existing Notes will remain outstanding. The remaining Existing Notes will be entitled to all of the rights under the Original Indenture as amended to remove covenants in connection with the exchange. The New Notes will be secured on a second lien basis by all of the Company’s assets, but the remaining Existing Notes will remain unsecured.

If the Company does not acquire at least ninety-nine percent of the aggregate principal amount outstanding of the Existing Notes, the Company would seek to accomplish the same results contemplated by the Exchange Offer through the effectiveness of the Prepackaged Plan of reorganization, acceptances for which the Company will solicit in compliance with the Bankruptcy Code. Approval of the Prepackaged Plan requires holders of the Existing Notes representing at least two-thirds in aggregate principal amount of the Existing Notes and more than one-half in number of those who vote to vote in favor of the Prepackaged Plan. Only those parties who actually vote are counted for these purposes. Under the Prepackaged Plan, all outstanding Existing Notes will be cancelled. Under this plan, all holders will receive their pro rata share of the New Notes.

Under the Restructuring, the New Notes will mature four and one half years from the effective date of either the Exchange Offer or the Prepackaged Plan (the “Effective Date”), and will bear interest of at least 10%, but could bear interest up to 15%, some of which may be paid-in-kind (PIK), until the Company repays its remaining senior debt. The Indenture for the New Notes (the “New Indenture”) will require that the Company continue to file annual, quarterly and current reports with the Securities and Exchange Commission and will require that the holders of the New Notes have the right to appoint an observer to the Board of Directors of the Company and each of its subsidiaries. The New Indenture will include the customary terms and covenants and will contain total leverage covenants and cash interest coverage covenants.

If the Company does not complete the Restructuring under either plan, the Company would likely file for bankruptcy protection pursuant to the Bankruptcy Code on terms possibly different from the terms contemplated by the Prepackaged Plan.

Restructuring Fees— As a result of its efforts to refinance the senior debt under the Original Credit Agreement and to restructure the Existing Notes, the Company has incurred $2,508 and $7,994 in legal, investment banking and consulting fees during the third quarter and the first nine months of 2009, respectively.

6.	Intangible Assets

Intangible assets acquired consist primarily of mastheads and licenses on various acquired properties, customer lists, as well as other assets.

Other intangible assets acquired (mastheads and domain names) which have indefinite lives and are not currently amortized, are tested for impairment annually or when facts or circumstances indicate a possible impairment of the intangible assets as a result of a continual decline in performance or as a result of fundamental changes in a market in accordance with accounting standards regarding goodwill and other intangible assets.

Certain other intangible assets acquired (subscriber lists, non-compete agreements and other assets) are amortized over their estimated useful lives (from 5 to 20 years).

At the end of the third quarter of 2008, the facts and circumstances indicating possible impairment of goodwill existed, therefore the Company tested goodwill for impairment between the annual testing dates. As a result of this test, the carrying amount of newspaper reporting unit goodwill exceeded the implied fair value of that goodwill and an impairment loss was recognized in an amount equal to that excess. As a result of this analysis, the Company recorded a non-cash pre-tax impairment charge to goodwill totaling $170,685 during the third quarter of 2008, resulting in the full write-off of this reporting unit’s goodwill. At September 30, 2009 and December 31, 2008, the Company had no recorded goodwill assets.

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

Subsequent to December 31, 2008, there have been no facts and circumstances indicating the possible impairment of the remaining intangible assets.

Amortization expense of other intangible assets was $162 and $175 for the three-month periods ended September 30, 2009 and 2008, respectively, and $510 and $525 for the nine-month periods ended September 30, 2009 and 2008, respectively.

Changes in the carrying amounts of intangible assets of the Company during the nine months ended September 30, 2009 were as follows:

Other intangible assets

Balance at December 31, 2008	$7,956
Additions-domain names	28
Amortization expense	(510)
Balance at September 30, 2009	$7,474

Other finite-lived and indefinite-lived intangible assets at September 30, 2009 and December 31, 2008 were as follows:

	Cost	Accumulated amortization	Net cost

September 30, 2009:

Finite-lived intangible assets
Subscriber lists	$9,196	$6,106	$3,090
Total finite-lived intangible assets	9,196	6,106	3,090

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	160	15	145
Total indefinite-lived intangible assets	5,191	807	4,384

Total other intangible assets	$14,387	$6,913	$7,474

	Cost	Accumulated amortization	Net cost

December 31, 2008:

Finite-lived intangible assets
Subscriber lists	$9,196	$5,598	$3,598
Non-compete agreements and other assets	50	48	2
Total finite-lived intangible assets	9,246	5,646	3,600

Indefinite-lived intangible assets
Newspaper mastheads	5,031	792	4,239
Domain names	132	15	117
Total indefinite-lived intangible assets	5,163	807	4,356

Total other intangible assets	$14,409	$6,453	$7,956

The remaining expense for the last three months of 2009 and for the five succeeding years for the existing finite-lived intangible assets is as follows:

Remainder of 2009	$170
2010	665
2011	536
2012	419
2013	355
2014	176

7.	Commitments and Contingencies

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

The Company evaluated subsequent events through November 13, 2009, which is the date that the condensed consolidated financial statements were available to be issued.

Waivers to Original Credit Agreement— Subsequent to September 30, 2009, the Company entered into Waivers No. 17 and No. 18 to the Original Credit Agreement which ultimately extended the waiver of cross default that arose from the failure to make the February 1, 2009 and August 3, 2009 interest payments due on the Notes until October 16, 2009, or earlier, if upon termination of the Forbearance Agreement.

Waiver No. 18 ultimately waived until October 16, 2009 any event of default that may have occurred when Morris Publishing failed to meet the consolidated cash flow ratio or the consolidated interest coverage ratio under the Credit Agreement for the four (4) quarters ending on June 30, 2009 and September 30, 2009.

In addition, Waiver No. 18 ultimately deferred the additional fee (added in Waiver No. 13) in the amount of two percent of the commitments of the consenting lenders until October 16, 2009, or earlier if the waiver is terminated. The amount of this fee would have been approximately $ 2.8 million, but was never required to be paid because the Senior Refinancing Transaction, as discussed below, was consummated on October 15, 2009.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction described below.

Senior Refinancing Transaction— On October 15, 2009, the Company as borrower, entered into the “Amended Credit Agreement” to amend and restate its Original Credit Agreement. The amendment immediately followed the acquisition by Tranche Holdings of all $136,500 in outstanding loans under the Original Credit Agreement. The Amended Credit Agreement converted all existing loans under the Original Credit Agreement into the following three tranches of Term Loans: $19,700 in Tranche A Term Loans, $6,800 in Tranche B Term Loans, and $110,000 in Tranche C Term Loans. All $6,800 of the Tranche B Term Loans and all $110,000 of the Tranche C Term Loans were acquired by two of Morris Publishing’s affiliates, MPG Revolver and Morris Communications.

The parties to the Amended Credit Agreement are the Company as borrower, all of its subsidiaries as subsidiary guarantors, Morris Communications, and its wholly owned domestic subsidiaries as affiliate guarantors, Tranche Manager, LLC (“Tranche Manager”) as the new Administrative Agent, and Tranche Holdings, MPG Revolver, and Morris Communications as lenders. Tranche Manager, an affiliate of Tranche Holdings, replaced JPMorgan Chase Bank, N.A., as Administrative Agent. The lenders party to the Original Credit Agreement were JPMorgan Chase Bank, N.A., The Bank of New York, SunTrust Bank, Wachovia Bank, N.A., Bank of America, N.A., General Electric Capital Corporation, Allied Irish Banks, P.L.C., RBS Citizens, N.A., Comerica Bank, US Bank, National Association, First Tennessee Bank, National Association, Webster Bank, National Association, Keybank National Association, Sumitomo Mitsui Banking Corporation, and Mizuho Corporate Bank, Ltd.

Under the Amended Credit Agreement, the Tranche A Term Loans bear cash interest at the rate of 15% per annum. The 5% interest rate on the Tranche B Term Loans and the 15% interest rate on the Tranche C Term Loans are required to be paid-in-kind (PIK) as an addition to the principal amount rather than cash. All tranches of loans under the Amended Credit Agreement mature in two years, with two six-month extension options during which extensions the interest rate on the Tranche A Term Loans would increase to 17.5% and 20%, respectively. However, after the consummation of a successful subordinated debt restructuring transaction as described below, the Tranche A Term Loans will mature earlier on the deadline for the required refinancing of the Tranche A Term Loans (150 days after the consummation of the subordinated debt restructuring transaction).

All principal payments on the senior debt will be applied first to the Tranche A Term Loans until paid in full. Quarterly principal payments are required from Morris Publishing’s net cash flow to reduce the Tranche A Term Loans. All three tranches of senior debt remain senior to the $278,478 outstanding principal amount of Existing Notes, however, MPG Revolver and Morris Communications have deposited all $110,000 of Tranche C Term Loans into an escrow account for eventual cancellation upon successful consummation of a proposed restructuring transaction supported by the Holders of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes.

The execution of the Amended Credit Agreement is part of the Senior Refinancing Transaction contemplated by the Term Sheet, which was a condition precedent to the Restructuring. See note 5. Upon the exchange of the Existing Notes either through the Exchange Offer or the Prepackaged Plan, the Morris Publishing affiliates have agreed to cancel the Tranche C Term Loans in repayment of approximately $25,000 of intercompany indebtedness to Morris Publishing and as a contribution to capital of approximately $85,000.

The loans under the Amended Credit Agreement continue to be guaranteed by all subsidiaries of the Company, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and the Company. In the case of the security interests granted by Morris Communications and its subsidiaries, the lenders are generally not permitted to exercise collateral foreclosure remedies prior to May 15, 2010 so long as all interest on the Tranche A Term Loans has been paid and certain bankruptcy events have not occurred.

In connection with the Senior Refinancing Transaction, the equity of MCC Outdoor, LLC (“MCC Outdoor”, a former subsidiary of Morris Communications engaged in the outdoor advertising business) was transferred to FMO Holdings, LLC (“FMO Holdings”), and MCC Outdoor was released from its guaranty, and its equity and assets no longer serve as security for the obligations under the Amended Credit Agreement. Magic Media, Inc., an affiliate of Tranche Holdings, is the controlling member of FMO Holdings, and a subsidiary of Morris Communications has a non-controlling equity interest in FMO Holdings. Other than the relationships relating to FMO Holdings and with respect to the Amended Credit Agreement, the Company and its affiliates have no material relationship with Tranche Holdings.

The Amended Credit Agreement contains various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A Term Loans. Financial covenants in the Amended Credit Agreement require the Company to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. However, until May 15, 2010, the financial covenants will be calculated as if the Restructuring had been completed.

An event of default will occur under the Amended Credit Agreement if the Restructuring has not been completed by May 15, 2010. Other new events of default include the Tranche A Term Loans lender’s determination that there has been a diminution of value in the collateral, or that the Company is not making adequate progress to consummate the Restructuring.

Unless refinanced prior to the Restructuring, the Tranche B Term Loans remaining after the Restructuring will rank pari passu with the New Notes and shall cease to be secured by the liens securing the Amended Credit Agreement, and shall share in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, Morris Publishing must refinance all of the remaining Tranche A and Tranche B Term Loans with an unaffiliated commercial bank at an annual interest rate no greater than LIBOR plus 970 basis points. The refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B Term Loans, will be senior to the New Notes and will be secured by a first lien in substantially all of the Company’s assets.

In the event of any prepayment of the Tranche A Term Loans prior to the second anniversary of the closing date of October 15, 2009 (the “Closing Date”), a prepayment fee shall become due in the amounts set forth below (the “Prepayment Fee”):

(1) during the first year of the loan, a fee equal to 7.5% of such prepayment amount less the aggregate amount of interest paid in cash on such amount during the period between the Closing Date and the date of such payment, and

(2) during the second year of the loan, a fee equal to (a) the amount of interest which would have accrued in respect of such prepayment amount as if such amount had remained outstanding at all times during the second year of the loan less (b) the aggregate amount of interest paid in cash on such principal prepayment amount during the period between the first anniversary of the Closing Date and the date of such prepayment.

With respect to the Prepayment Fee, the obligation of the Company is limited to an aggregate amount of not more than $300, with any excess Prepayment Fee obligations being liabilities of Morris Communications.

Restructuring Support Agreement— On October 30, 2009, the Company entered into a Restructuring Support Agreement with holders representing approximately seventy-two percent of the aggregate principal amount outstanding of the Existing Notes (the “Consenting Holders”). The Restructuring Support Agreement incorporates and supplements the Term Sheet, as amended on October 15, 2009, October 23, 2009 and October 27, 2009.

Pursuant to the agreement, the Consenting Holders have agreed, among other things, to tender their Existing Notes for their pro rata share of New Notes, to timely vote to accept the Prepackaged Plan and to consent to an amendment to the indenture governing the Existing Notes.

If the minimum tender condition of the Exchange Offer, which requires the tendering of at least ninety-nine percent of the aggregate principal amount of the outstanding Existing Notes, has been satisfied, the Company must consummate the Exchange Offer within three (3) business days after the expiration date of the Exchange Offer.

If the minimum tender condition has not been satisfied by the Exchange Offer’s expiration date, the Company, among other things, must commence the chapter 11 cases within seven (7) calendar days after the conclusion of the solicitation of acceptances of the Prepackaged Plan. In addition, the Company must obtain the approval of a disclosure statement and the confirmation of the Prepackaged Plan from the Bankruptcy Court not later than 5:00 pm Eastern time on the date that is thirty (30) calendar days after the commencement of the chapter 11 cases, subject to the schedule of the Bankruptcy Court and must consummate the Prepackaged Plan not later than 5:00 pm Eastern time on the date that is eleven (11) calendar days after the date on which the Prepackaged Plan is confirmed by the Bankruptcy Court.

In addition, the Company must limit its ability to take certain actions, including issuing securities, hiring additional employees, making capital expenditures and incurring indebtedness prior to the consummation of the Restructuring and it must have certain amounts of cash on hand when the Restructuring is consummated.

With respect to the Amended Credit Agreement:

·
The aggregate outstanding balance on the Tranche A Term Loan shall not exceed $19.7 million at any time, nor shall it be held by any of its affiliates at any time. In addition, the aggregate outstanding balance of the Tranche B Term Loan shall not exceed $6.8 million (plus accrued paid-in-kind interest) at any time;

·
On or prior to one hundred fifty (150) days from the consummation of the Restructuring, the Company must refinance the Tranche A Term Loan, and the Company may, at its option, refinance the Tranche B Term Loan, in each case with a Term Loan and/or revolver that is provided by an unaffiliated commercial bank and not by any of its affiliates. If the Tranche B Term Loan is not refinanced on or prior to one hundred fifty (150) days from the consummation of the Restructuring, the Tranche B Term Loan will mature four and one half years from the date the New Notes are issued and will only be capable of amortization or repayment on a pro rata basis with the New Notes; and

·
The Company must enter into deposit account control agreements to perfect the security interest granted under the New Notes with respect to each deposit account that is or will be in place for the benefit of its lenders under the Amended Credit Agreement on or prior to the consummation of the Restructuring.

With respect to the New Indenture, the Company must:

·	allow the holders of the New Notes to appoint a non-voting observer to each of its board of directors so long as any New Notes remain outstanding;

·	make certain amendments to its tax consolidation agreement within fifteen (15) business days of commencing the Exchange Offer; and

·	make certain amendments to its management and services agreement that will become effective upon the consummation of the Restructuring to limit the total fee to $22 million per annum.

In addition, the Company may enter into a first-lien secured working capital facility (the “Working Capital Facility”) with an aggregate maximum principal amount not to exceed $10.0 million, provided that any Working Capital Facility permits (1) the payment of interest on the New Notes at all times (other than when an event of default under the Working Capital Facility shall have occurred and be continuing), and (2) the amortization of the New Notes when there is no outstanding balance on the Working Capital Facility. As a condition to obtaining the Working Capital Facility, the Company is required to use available cash to amortize the Tranche A Term Loan (or the refinanced debt, if applicable).

Subject to earlier termination, the Restructuring Support Agreement will automatically terminate upon the earlier of the consummation of the Restructuring and September 30, 2010.

Amendments to Restructuring Term Sheet or Restructuring Support Agreement— Subsequent to September 30, 2009, the Company entered into amendments to the Term Sheet or Restructuring Support Agreement. Under the amendments to the Term Sheet, the deadline to execute a Restructuring Support Agreement was ultimately extended until 5:00 p.m. EDT on October 30, 2009. The Restructuring Support Agreement was executed on October 30, 2009.

The Amendment to the Restructuring Support Agreement extended the requirement to commence the exchange offer solicitation until 5:00 p.m. EDT on November 17, 2009.

Amendments to Forbearance Agreement— Subsequent to September 30, 2009, Amendment No. 16 ultimately extended the Forbearance Period to December 11, 2009. However, the Forbearance Period would have terminated earlier on October 30, 2009 if the Company had not entered into a Restructuring Support Agreement with the Ad Hoc Committee by that date, or on November 6, 2009 if the Company had not commenced exchange offer solicitation by that date.

Amendment No. 17 to the Forbearance Agreement amended the definition of a Forbearance Termination Event as defined in the Forbearance Agreement to eliminate the requirement that the Company commence the exchange offer solicitation no later than November 6, 2009, to eliminate the termination on December 11, 2009 and to include the termination of the Restructuring Support Agreement as a Forbearance Termination Event. Other terminating events include an acceleration of the maturity of the Company’s obligations under the Amended Credit Agreement, the occurrence of any other default under the Original Indenture, or if the Company files for bankruptcy protection or breaches its covenants under the Forbearance Agreement.

Amendment No. 14 to the Forbearance Agreement, dated as of October 15, 2009 amended the Forbearance Agreement to permit the acquisition of the senior secured debt by Tranche Holdings and the amendment and acquisition of such senior secured debt by Morris Communications and MPG Revolver under the Senior Refinancing Transaction.

9.	Going Concern

There are several risk factors relating to its outstanding debt that raise uncertainty about the Company’s liquidity and ability to continue as a going concern. Specifically, its debt exceeds its assets, and its creditors may have the right to accelerate the debt before its maturity given the failure to pay the $9,747 interest payments due February 1, 2009 and August 3, 2009 on the Existing Notes. Under the Forbearance Agreement, the Holders representing holders of over seventy-five percent of aggregate principal outstanding of the Existing Notes have agreed not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Original Indenture unless there is an occurrence of a Forbearance Termination Event.

In response to all the factors described above, the Company is attempting to restructure the amounts outstanding on the Existing Notes through the Exchange Offer or the Prepackaged Plan. However, the timing and ultimate outcome of such efforts cannot be determined at this time. The holders of the Existing Notes may terminate the Restructuring Support Agreement if the Company breaches the agreement, if the Exchange Offer fails and the bankruptcy court does not approve the plan of reorganization, if there is a material adverse change regarding the Company, or for certain other reasons. If the Restructuring fails, the Company’s ability to continue as a going concern would be in jeopardy.

If neither the Exchange Offer nor the Prepackaged Plan is consummated, the Company likely would need to seek relief under the Bankruptcy Code without the benefit of having a plan of reorganization pre-approved by its creditors. If the Company seeks bankruptcy relief under these circumstances, there can be no assurance as to the value, if any, that would be available to holders of the Existing Notes. The Existing Notes are the Company’s unsecured obligations and rank junior to the secured obligations under its amended credit facility. Accordingly, upon any distribution to its creditors in any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding relating to the Company or its property other than in connection with the Prepackaged Plan, the holders of the indebtedness under its Amended Credit Agreement will be entitled to be paid in full before any payment may be made with respect to the Existing Notes.

If the Restructuring Support Agreement is terminated prior to consummation of the Restructuring, if the Forbearance Agreement is terminated, or if the Restructuring is not consummated on or before May 15, 2010, an event of default under its Amended Credit Agreement would occur. Upon an event of default under the Amended Credit Agreement, the lenders under the agreement could immediately terminate their commitments to continue the Company’s term loans and/or declare the amounts that the Company owes under the Amended Credit Agreement to be immediately due and payable. If this were to occur, the Company would face an immediate liquidity crisis and would likely have to file for bankruptcy without the benefit of an agreed Prepackaged Plan.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements as of and for the three and nine-month periods ended September 30, 2009 and 2008 and with our consolidated financial statements as of December 31, 2008 and 2007 and for each of three years in the period ended December 31, 2008, filed on Form 10-K.

During 2008 and the first nine months of 2009, our financial position and liquidity have deteriorated due to the significant declines in advertising revenue. The reader should evaluate any information provided herein in this context.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Critical accounting policies are those that are most significant to the portrayal of our financial position and results of operations and require difficult, subjective and complex judgments by management in order to make estimates about the effect of matters that are inherently uncertain. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts in our condensed consolidated financial statements. We evaluate our estimates on an on-going basis, including those related to our allowances for bad debts, asset impairments, self-insurance and casualty reserves, management fees, income taxes and commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Although actual results have historically been reasonably consistent with management’s expectations, the actual results may differ from these estimates or our estimates may be affected by different assumptions or conditions.

We believe there have been no significant changes during the first nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates herein and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our annual report dated December 31, 2008 filed with the Securities and Exchange Commission on Form 10-K.

Cost allocations— In this report certain expenses, assets and liabilities of Morris Communications Company, LLC (“Morris Communications”) have been allocated to us. These allocations were based on estimates of the proportion of corporate expenses, assets and liabilities related to us, utilizing such factors as revenues, number of employees, salaries and wages expenses, and other applicable factors. In the opinion of management, these allocations have been made on a reasonable basis. The costs of these services charged to us may not reflect the actual costs we would have incurred for similar services as a stand-alone company. Morris Publishing and Morris Communications have executed various agreements with respect to the allocation of assets, liabilities and costs.

Parent company reorganization — Throughout the year 2008, we were a wholly-owned subsidiary of Morris Communications, a privately held media company. On January 28, 2009, Morris Communications and its subsidiaries (other than us) consummated a reorganization of their company structure. In the reorganization, Morris Communications distributed ownership of all membership interests in Morris Publishing to MPG Newspaper Holding, LLC (“MPG Holdings”), subject to the existing pledge of the membership interests to the administrative agent for the lenders under the Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”). At the time of the distribution, MPG Holdings and Morris Communications were both beneficially owned by Shivers Trading & Operating (“Shivers”), and the transfer was completed without consideration, other than as distributions or capital contributions among related companies.

In this report, we are considered as and will be referred to as a wholly-owned subsidiary of MPG Holdings, a subsidiary of Shivers. Morris Communications and its subsidiaries are considered affiliates and guarantors of the senior debt under both the Original Credit Agreement and the Amended and Restated Credit Agreement, dated as of October 15, 2009 (the “Amended Credit Agreement”) and Morris Communications will continue to provide management and related services to us, as well as all of its operating subsidiaries. A significant portion of Morris Communications’ time will continue to be devoted to our affairs.

Fair value of financial instruments—We estimated the fair values presented below using appropriate valuation methodologies and market information available as of September 30, 2009. Considerable judgment is required to develop estimates of fair value, and the estimates presented are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or estimation methodologies could have a material effect on the estimated fair values. Additionally, the fair values were estimated at September 30, 2009, and current estimates of fair value may differ from the amounts presented.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and equivalents, accounts receivable, and accounts payable. The carrying amount of these items approximates fair value.

Long term debt. To estimate the fair value of the $278.5 million principal amount of 7 % Senior Subordinated Notes due 2013 (the “Existing Notes”), we used the average price of the corporate bond trades reported immediately following the announcement of the binding restructuring term sheet (the “Term Sheet”) on September 23, 2009 with an ad hoc committee of holders (the “Ad Hoc Committee”) of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes. At September 30, 2009, the fair value of the Existing Notes was estimated at $69.6 million.

The fair value of the Tranche A Term Loan and the revolving credit facility was valued at par, given the acquisition on October 15, 2009 of the stated amount on the loans outstanding under the Original Credit Agreement in the “Senior Refinancing Transaction” as described below.

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

Reserve on note receivable — During the fourth quarter of 2007, we completed the sale of fourteen daily newspapers, three non-daily newspapers, a commercial printing operation and other related publications to GateHouse (the “GateHouse sale”). The total purchase price was $115 million plus a working capital adjustment. The gain on sale was $49.6 million, net of the $30.5 million provision for income taxes.

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

During the first quarter of 2009, the note was amended to postpone the remaining monthly principal payments by three months, with the next principal payment becoming due on April 15, 2009 and the final payment due on November 15, 2009. However, GateHouse failed to pay the principal due on April 15, 2009; making only the $0.1 million interest payment.

During the second quarter of 2009, we entered into a second amendment to the note, with GateHouse agreeing to monthly payments of interest (8.0% per annum) in arrears on the principal amount then outstanding on the note beginning in January 2009 and continuing through December 2009 while any part of the note remains unpaid. A principal payment of $1.5 million (the remainder of the net working capital adjustment) had been due and payable on December 31, 2009. Commencing in January 2010, monthly interest payments of interest in arrears on the principal amount then outstanding under the note, along with one-tenth of the principal amount of the note had been payable on the 15th of each month. The note had been due and payable in full on October 15, 2010.

However, given GateHouse’s reported losses in the last three years and its reported liquidity problems, we reserved the $11.5 million due on the note during the first quarter of 2009. During the third quarter of 2009, we received a one time principal payment in the amount of $4.0 million from GateHouse to settle the outstanding obligation, with $1.5 million being applied to the outstanding working capital balance. The remaining $7.5 million, previously reserved, was written off.

Inventories— Inventories consist principally of newsprint, prepress costs and supplies, which are stated at the lower of cost or market value. The cost of newsprint inventory is determined by the last in, first out method. Costs for newsprint inventory would have been $1.0 million and $2.2 million higher at September 30, 2009 and December 31, 2008, respectively, had the first in, first out method been used for all inventories.

DEBT RESTRUCTURING

Original Credit Agreement

During the first nine months of 2009, we entered into the following agreements with the lenders under the Original Credit Agreement:

Amendments and Waivers to the Original Credit Agreement — On January 28, 2009, we, as borrower, entered into Amendment No. 4 and Waiver No. 2 to the Original Credit Agreement (“Amendment No. 4”), which ultimately waived until October 16, 2009 (by Waiver No. 18 to the Original Credit Agreement (“Waiver No. 18”), as described below) any default that arose from our failure to pay the interest payment due on the Existing Notes. The Original Credit Agreement included an event of default if we default in the payment when due of any principal or interest due on any other indebtedness having an aggregate principal amount of $5.0 million or more (such as its outstanding notes or bank credit facilities).

Prior to Amendment No. 4, the Original Credit Agreement provided for revolving credit commitments of $100.0 million, in addition to the amount outstanding on the Term Loan. Amendment No. 4 reduced the limit on loans available under the revolving facility from $100.0 million to $70.0 million, but further limited the amount available to $60.0 million without the consent of lenders holding a majority of the commitments under the Original Credit Agreement. Amendment No. 6 to the Original Credit Agreement permanently reduced the revolving credit commitment to $60.0 million.

In addition, Amendment No. 4 provided for an immediate increase of the variable interest rate under the Original Credit Agreement (previously scheduled for April 1, 2009) of 0.50%.

Amendment No. 4 also contained provisions which permitted Morris Communications, its beneficial owners, and its subsidiaries (other than us) to consummate a reorganization of their company structure, without causing a default under the Original Credit Agreement.

After the reorganization, the lenders under the Original Credit Agreement maintained all of their existing security interests in the assets of Morris Publishing, Morris Communications and the subsidiary guarantors. Various covenants, restrictions and other provisions of the Original Credit Agreement were modified to reflect the reorganized corporate structure, without materially changing the substantive effect of the provisions on either Morris Publishing, Morris Communications or the subsidiary guarantors. We did not transfer or receive any assets or liabilities in the reorganization.

As a result of the reorganization, we amended our Tax Consolidation Agreement with Morris Communications and Shivers to include Questo as the new common parent of the group and to include MPG Holdings as our new parent, for tax periods after the reorganization.

The $0.7 million in debt issuance costs associated with Amendment No. 4 were deferred and amortized ratably, along with all the other unamortized loan costs associated with the Original Credit Agreement, through May, 2009, the date when, pursuant to the Mandatory Transaction provision of Amendment No. 3 to the Original Credit Agreement, the credit facility was originally required to be repaid. In addition, we wrote off $0.2 million in deferred loan costs during January of 2009.

Amendment No. 5 to the Original Credit Agreement deleted the Mandatory Transaction requirement added by Amendment No. 3 to the Original Credit Agreement. Prior to its deletion, the Mandatory Transaction requirement would have required Morris Publishing, Morris Communications or one or more of their subsidiaries to consummate a transaction (or at least sign a binding letter of intent to do so) that would generate sufficient funds to either prepay all loans under the Original Credit Agreement or purchase an assignment of all loans and commitments of the lenders at par, no later than the delivery date of Morris Communications’ financial statements for the quarter ending March 31, 2009 (but not later than May 30, 2009).

Waiver No. 5 to the Original Credit Agreement waived any event of default that consists solely of Morris Communications failing to deliver by April 16, 2009 consolidated audited financial statements, together with the opinion of independent certified public accountants, with respect to the fiscal year ending December 31, 2008, provided that such audited financial statements and opinion were delivered on April 24, 2009. Morris Communications delivered its consolidated audited financial statements and the auditors' opinion to the lenders on April 21, 2009.

Waiver No. 13 to the Original Credit Agreement included an additional fee in the amount of two percent of the commitments of the consenting lenders that would have been ultimately payable on October 16, 2009 (by Waiver No. 18), or earlier, upon the termination of the lender's waiver (the "Fee Payment Date"). The amount of this fee would have been approximately $ 2.8 million. However, such fee was not payable if before the Fee Payment Date the lenders' loans were paid in full, the loans and commitments of the lenders were purchased at par, or a majority of the consenting lenders agreed to waive the fee. Since the loans and commitments of the lenders were purchased or acquired on October 15, 2009 in connection with the Senior Refinancing Transaction as discussed below, this additional fee was not required to be paid.

Waiver No. 18 ultimately waived until October 16, 2009 any event of default that may have occurred when we failed to meet the consolidated cash flow ratio or the consolidated interest coverage ratio under the Original Credit Agreement for the second and third quarters of 2009.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction on October 15, 2009.

Original Indenture

During the first nine months of 2009, we entered into the following agreements with either the holders, or investment advisors, or managers (the “Holders”) representing holders of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes.

Forbearance Agreement — On February 26, 2009, we entered into a forbearance agreement (the “Forbearance Agreement”) with the Holders of the Existing Notes, with the Holders agreeing not to take any action to enforce any of the rights and remedies available to them under the Original Indenture as a result of the default on the February 2009 interest payment. The forbearance was eventually expanded to cover the default on the August 2009 interest payment and extended for a period ultimately ending on December 11, 2009 (by Amendment No. 16 to the Forbearance Agreement (“Amendment No. 16”), as described below) (the “Forbearance Period”).

Under the agreement (and all amendments to the agreement) the Forbearance Period could be terminated earlier for various reasons, which include the lenders under the Original Credit Agreement accelerating the maturity of the obligations under the Original Credit Agreement, the occurrence of any other default under the Original Indenture, or our filing for bankruptcy protection or breaching the covenants under the Forbearance Agreement.

During the Forbearance Period, and for up to seven business days thereafter, the Forbearance Agreement restricted our ability to enter into any transaction which would refinance any of its existing senior debt under the Original Credit Agreement where any affiliate of ours would become a holder of senior debt and limited new liens on its properties, without prior written consent of holders of more than 66 2/3% of the outstanding Existing Notes.

Restructuring Transaction— On September 23, 2009, we entered into the Term Sheet with the Ad Hoc Committee of holders of the Existing Notes subject to the final negotiation and execution of the definitive legal documentation and other closing conditions for the transactions contemplated thereby, including the execution of a "Restructuring Support Agreement" on reasonable and customary terms. The Term Sheet provides, among other things, for the restructuring of the Existing Notes through an out-of-court exchange offer (the “Exchange Offer”) or a chapter 11 filing under title 11 of the United States Code (the “Bankruptcy Code”) and a plan of reorganization confirmed under the Bankruptcy Code (the “Prepackaged Plan”). The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, is referred to as the “Restructuring”.

In addition, the execution of Amended Credit Agreement was part of the “Senior Refinancing Transaction” contemplated by the Term Sheet, which was a condition precedent to the Restructuring. The Ad Hoc Committee provided approvals for the consummation of the “Senior Refinancing Transaction” under the Original Indenture between the issuers, the subsidiary guarantors and Wilmington Trust, FSB (as successor trustee), as Indenture Trustee, the Term Sheet and the Forbearance Agreement.

The Exchange Offer consists of (a) the exchange offer to acquire all of our $278.5 million principal amount outstanding of the Existing Notes plus any accrued and unpaid interest thereon, for $100 million in principal amount of newly issued Floating Rate Secured Notes due 2014 (the “New Notes”) immediately upon the effective date of the Exchange Offer, and (b) the cancellation of approximately $110 million of intercompany indebtedness, which will eliminate our Tranche C Term Loan under the Amended Credit Agreement.

The terms of the Exchange Offer will require tender of at least 99% of the Existing Notes. If the Exchange Offer is successful, we do not intend to retire any remaining Existing Notes outstanding after the consummation of the exchange and such Existing Notes will remain outstanding. The remaining Existing Notes will be entitled to the rights under the Original Indenture as amended to remove covenants in connection with the exchange. The New Notes will be secured on a second lien basis by all of our assets, but the remaining Existing Notes will remain unsecured.

If we do not acquire at least ninety-nine percent of the aggregate principal amount outstanding of the Existing Notes, we would seek to accomplish the same results contemplated by the Exchange Offer through the effectiveness of the Prepackaged Plan of reorganization, acceptances for which we will solicit in compliance with the Bankruptcy Code. Approval of the Prepackaged Plan requires holders of the Existing Notes representing at least two-thirds in aggregate principal amount of the Existing Notes and more than one-half in number of those who vote to vote in favor of the Prepackaged Plan. Only those parties who actually vote are counted for these purposes. Under the Prepackaged Plan, all outstanding Existing Notes will be cancelled. Under both plans, each holder will receive their pro rata share of the New Notes.

If we do not complete the Restructuring under either plan, we would likely file for bankruptcy protection pursuant to the Bankruptcy Code on terms other than contemplated by the Prepackaged Plan. Under such bankruptcy filing, the holders of all of the outstanding Existing Notes may receive consideration that is substantially different than what is being offered by the Prepackaged Plan.

Under the Restructuring, the New Notes will mature four and one half years from the Effective Date, and will bear interest of at least 10%, but could bear interest up to 15%, some of which may be paid-in-kind (PIK), until we repay our remaining senior debt. The Indenture for the New Notes (the “New Indenture”) will require that we continue to file annual, quarterly and current reports with the Securities and Exchange Commission and will require that the holders of the New Notes have the right to appoint an observer to the Board of Directors of the Company and each of our subsidiaries. The New Indenture will include the customary terms and covenants and will contain total leverage covenants and cash interest coverage covenants.

Subsequent events to debt restructuring

We evaluated subsequent events through November 13, 2009, which is the date that the condensed consolidated financial statements were available to be issued.

Waivers to Original Credit Agreement— Subsequent to September 30, 2009, we entered into Waiver No. 17 and Waiver No. 18 to the Original Credit Agreement which had ultimately extended the waiver of cross default that arose from the failure to make the February 1, 2009 and August 3, 2009 interest payments due on the Notes until October 16, 2009, or earlier, if upon termination of the Forbearance Agreement.

All existing defaults under the Original Credit Agreement were eliminated upon the consummation of the Senior Refinancing Transaction on October 15, 2009.

Senior Refinancing Transaction— On October 15, 2009, we as borrower, entered into the Amended Credit Agreement to amend and restate our Original Credit Agreement. The amendment immediately followed the acquisition by Tranche Holdings of all $136.5 million in outstanding loans under the Original Credit Agreement. The Amended Credit Agreement converted all existing loans under the Original Credit Agreement into the following three tranches of Term Loans: $19.7 million in Tranche A Term Loans, $6.8 million in Tranche B Term Loans, and $110.0 million in Tranche C Term Loans. All $6.8 million of the Tranche B Term Loans and all $110.0 million of the Tranche C Term Loans were acquired by two of our affiliates, MPG Revolver and Morris Communications.

The parties to the Amended Credit Agreement are us as borrower, all of our subsidiaries as subsidiary guarantors, Morris Communications, and its wholly owned domestic subsidiaries as affiliate guarantors, Tranche Manager, LLC (“Tranche Manager”) as the new Administrative Agent, and Tranche Holdings, MPG Revolver, and Morris Communications as lenders. Tranche Manager, an affiliate of Tranche Holdings, replaced JPMorgan Chase Bank, N.A., as Administrative Agent.

Under the Amended Credit Agreement, the Tranche A Term Loans bear cash interest at the rate of 15% per annum. The 5% interest rate on the Tranche B Term Loans and the 15% interest rate on the Tranche C Term Loans are required to be paid-in-kind (PIK) as an addition to the principal amount rather than cash. All tranches of loans under the Amended Credit Agreement mature in two years, with two six-month extension options during which extensions the interest rate on the Tranche A Term Loans would increase to 17.5% and 20%, respectively. However, after the consummation of a successful subordinated debt restructuring transaction as described below, the Tranche A Term Loans will mature earlier on the deadline for the required refinancing of the Tranche A Term Loans (150 days after the consummation of the subordinated debt restructuring transaction).

All principal payments on the senior debt will be applied first to the Tranche A Term Loans until paid in full. Quarterly principal payments are required from Morris Publishing’s net cash flow to reduce the Tranche A Term Loans. All three tranches of senior debt remain senior to the $278.5 million outstanding principal amount of Existing Notes, however, MPG Revolver and Morris Communications have deposited all $110.0 million of Tranche C Term Loans into an escrow account for eventual cancellation upon successful consummation of a proposed restructuring transaction supported by the Holders of over seventy-five percent of the aggregate principal amount outstanding of the Existing Notes.

The execution of the Amended Credit Agreement is part of the “Senior Refinancing Transaction” contemplated by the Term Sheet as described above, which was a condition precedent to the Restructuring. Upon the exchange of the Existing Notes, our affiliates have agreed to cancel the Tranche C Term Loans in repayment of approximately $25.0 million of intercompany indebtedness to us and as a contribution to capital of approximately $85.0 million.

The loans under the Amended Credit Agreement continue to be guaranteed by all of our subsidiaries, as well as Morris Communications and all of its wholly-owned, domestic subsidiaries, and secured by substantially all of the assets of such guarantors and Morris Publishing. In the case of the security interests granted by Morris Communications and its subsidiaries, the lenders are generally not permitted to exercise collateral foreclosure remedies prior to May 15, 2010 so long as all interest on the Tranche A Term Loans has been paid and certain bankruptcy events have not occurred.

In connection with the Senior Refinancing Transaction, the equity of MCC Outdoor, LLC (“MCC Outdoor”, a former subsidiary of Morris Communications engaged in the outdoor advertising business) was transferred to FMO Holdings, LLC (“FMO Holdings”), and MCC Outdoor was released from its guaranty, and its equity and assets no longer serve as security for the obligations under the Amended Credit Agreement. Magic Media, Inc., an affiliate of Tranche Holdings, is the controlling member of FMO Holdings, and a subsidiary of Morris Communications has a non-controlling equity interest in FMO Holdings. Other than the relationships relating to FMO Holdings and with respect to the Amended Credit Agreement, we have no material relationship with Tranche Holdings.

The Amended Credit Agreement contains various representations, warranties and covenants generally consistent with the Original Credit Agreement, but with certain additional limitations applicable prior to the repayment in full of the Tranche A Term Loans. Financial covenants in the Amended Credit Agreement require us to meet certain financial tests on an on-going basis, including minimum interest coverage ratio, minimum fixed charge coverage ratio, and maximum cash flow ratios, based upon the combined consolidated financial results of Morris Publishing and Morris Communications. However, until May 15, 2010, the financial covenants will be calculated as if the Restructuring had been completed.

An event of default will occur under the Amended Credit Agreement if the Restructuring has not been completed by May 15, 2010. Other new events of default include the Tranche A Term Loans lender’s determination that there has been a diminution of value in the collateral, or that we are not making adequate progress to consummate the Restructuring.

Unless refinanced prior to the Restructuring, the Tranche B Term Loans remaining after the Restructuring will rank pari passu with the New Notes and shall cease to be secured by the liens securing the Amended Credit Agreement, and shall share in the same collateral securing the New Notes on a second priority basis. On or prior to 150 days from the date of the Restructuring, we must refinance all of the remaining Tranche A and Tranche B Term Loans with an unaffiliated commercial bank at an annual interest rate no greater than LIBOR plus 970 basis points. The refinanced debt, including the refinanced debt attributable to the refinancing of the Tranche B Term Loans, will be senior to the New Notes and will be secured by a first lien in substantially all of our assets.

In the event of any prepayment of the Tranche A Term Loans prior to the second anniversary of the closing date of October 15, 2009 (the “Closing Date”), a prepayment fee shall become due in the amounts set forth below (the “Prepayment Fee”):

(1) during the first year of the loan, a fee equal to 7.5% of such prepayment amount less the aggregate amount of interest paid in cash on such amount during the period between the Closing Date and the date of such payment, and

(2) during the second year of the loan, a fee equal to (a) the amount of interest which would have accrued in respect of such prepayment amount as if such amount had remained outstanding at all times during the second year of the loan less (b) the aggregate amount of interest paid in cash on such principal prepayment amount during the period between the first anniversary of the Closing Date and the date of such prepayment.

With respect to the Prepayment Fee, the our obligation is limited to an aggregate amount of not more than $0.3 million, with any excess Prepayment Fee obligations being liabilities of Morris Communications.

Restructuring Support Agreement— On October 30, 2009, we entered into a Restructuring Support Agreement with holders representing approximately seventy-two percent of the aggregate principal amount outstanding of the Existing Notes (the “Consenting Holders”). The Restructuring Support Agreement incorporates and supplements the Term Sheet, as amended on October 15, 2009, October 23, 2009 and October 27, 2009.

Pursuant to the agreement, the Consenting Holders have agreed, among other things, to tender their Existing Notes for their pro rata share of New Notes, to timely vote to accept the Prepackaged Plan and to consent to an amendment to the indenture governing the Existing Notes.

If the minimum tender condition of the Exchange Offer, which requires the tendering of at least ninety-nine percent of the aggregate principal amount of the outstanding Existing Notes, has been satisfied, we must consummate the Exchange Offer within three (3) business days after the expiration date of the Exchange Offer.

If the minimum tender condition has not been satisfied by the Exchange Offer’s expiration date, we, among other things, must commence the chapter 11 cases within seven (7) calendar days after the conclusion of the solicitation of acceptances of the Prepackaged Plan. In addition, we must obtain the approval of a disclosure statement and the confirmation of the Prepackaged Plan from the Bankruptcy Court not later than 5:00 pm Eastern time on the date that is thirty (30) calendar days after the commencement of the chapter 11 cases, subject to the schedule of the Bankruptcy Court and must consummate the Prepackaged Plan not later than 5:00 pm Eastern time on the date that is eleven (11) calendar days after the date on which the Prepackaged Plan is confirmed by the Bankruptcy Court.

In addition, we must limit our ability to take certain actions, including issuing securities, hiring additional employees, making capital expenditures and incurring indebtedness prior to the consummation of the Restructuring and we must have certain amounts of cash on hand when the Restructuring is consummated.

With respect to the Amended Credit Agreement:

·
The aggregate outstanding balance on the Tranche A Term Loan shall not exceed $19.7 million at any time, nor shall it be held by any of our affiliates at any time. In addition, the aggregate outstanding balance of the Tranche B Term Loan shall not exceed $6.8 million (plus accrued paid-in-kind interest) at any time;

·
On or prior to one hundred fifty (150) days from the consummation of the Restructuring, we must refinance the Tranche A Term Loan, and we may, at our option, refinance the Tranche B Term Loan, in each case with a Term Loan and/or revolver that is provided by an unaffiliated commercial bank and not by any of our affiliates. If the Tranche B Term Loan is not refinanced on or prior to one hundred fifty (150) days from the consummation of the Restructuring, the Tranche B Term Loan will mature four and one half years from the date the New Notes are issued and will only be capable of amortization or repayment on a pro rata basis with the New Notes; and

·
We must enter into deposit account control agreements to perfect the security interest granted under the New Notes with respect to each deposit account that is or will be in place for the benefit of our lenders under the Amended Credit Agreement on or prior to the consummation of the Restructuring.

With respect to the New Indenture, we must:

·	allow the holders of the New Notes to appoint a non-voting observer to each of our board of directors so long as any New Notes remain outstanding;

·	make certain amendments to our tax consolidation agreement within fifteen (15) business days of commencing the Exchange Offer; and

·	make certain amendments to our management and services agreement that will become effective upon the consummation of the Restructuring to limit the total fee to $22 million per annum.

In addition, we may enter into a first-lien secured working capital facility (the “Working Capital Facility”) with an aggregate maximum principal amount not to exceed $10.0 million, provided that any Working Capital Facility permits (1) the payment of interest on the New Notes at all times (other than when an event of default under the Working Capital Facility shall have occurred and be continuing), and (2) the amortization of the New Notes when there is no outstanding balance on the Working Capital Facility. As a condition to obtaining the Working Capital Facility, we are required to use available cash to amortize the Tranche A Term Loan (or the refinanced debt, if applicable).

Subject to earlier termination, the Restructuring Support Agreement will automatically terminate upon the earlier of the consummation of the Restructuring and September 30, 2010.

Amendments to Restructuring Term Sheet or Restructuring Support Agreement— Subsequent to September 30, 2009, we entered into amendments to the Term Sheet or Restructuring Support Agreement. Under the amendments to the Term Sheet, the deadline to execute a Restructuring Support Agreement was ultimately extended until 5:00 p.m. EDT on October 30, 2009. The Restructuring Support Agreement was executed on October 30, 2009.

The Amendment to the Restructuring Support Agreement extended the requirement to commence the exchange offer solicitation until 5:00 p.m. EDT on November 17, 2009.

Amendments to Forbearance Agreement— Subsequent to September 30, 2009, Amendment No. 16 ultimately extended the Forbearance Period to December 11, 2009. However, the Forbearance Period would have terminated earlier on October 30, 2009 if we had not entered into a Restructuring Support Agreement with the Ad Hoc Committee by that date, or on November 6, 2009 if we had not commenced exchange offer solicitation by that date.

Amendment No. 17 (“Amendment No. 17”) to the Forbearance Agreement amended the definition of a Forbearance Termination Event as defined in the Forbearance Agreement to eliminate the requirement that we commence the exchange offer solicitation no later than November 6, 2009, to eliminate the termination on December 11, 2009 and to include the termination of the Restructuring Support Agreement as a Forbearance Termination Event. Other terminating events include an acceleration of the maturity of our obligations under the Amended Credit Agreement, the occurrence of any other default under the Original Indenture, or if we file for bankruptcy protection or breaches its covenants under the Forbearance Agreement.

Amendment No. 14 to the Forbearance Agreement, dated as of October 15, 2009 amended the Forbearance Agreement to permit the acquisition of the senior secured debt by Tranche Holdings and the amendment and acquisition of such senior secured debt by Morris Communications and MPG Revolver under the Senior Refinancing Transaction.

GOING CONCERN

There are several risk factors relating to our outstanding debt that raise uncertainty about our liquidity and ability to continue as a going concern. Specifically, our debt exceeds our assets, and our creditors may have the right to accelerate the debt before its maturity due to our failure to pay the $9.7 million interest payments due February 1, 2009 and August 3, 2009 on the Existing Notes.

Under the Forbearance Agreement and the Amendments thereto, the Holders representing holders of over seventy-five percent of aggregate principal outstanding of the Existing Notes have agreed not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the Original Indenture unless there is an occurrence of a Forbearance Termination Event as described in Amendment No. 17 .

In response to all the factors described above, we are attempting to restructure the amounts outstanding on the Existing Notes through the Exchange Offer or the Prepackaged Plan. However, the timing and ultimate outcome of such efforts cannot be determined at this time.

The holders of the Existing Notes may terminate the Restructuring Support Agreement if we breach the agreement, if the Exchange Offer fails and the bankruptcy court does not approve the plan of reorganization, if there is a material adverse change regarding Morris Publishing, or for certain other reasons. If the Restructuring fails, our ability to continue as a going concern would be in jeopardy.

If neither the Exchange Offer nor the Prepackaged Plan is consummated, we likely would need to seek relief under the Bankruptcy Code without the benefit of having a plan of reorganization pre-approved by its creditors. If we seek bankruptcy relief under these circumstances, there can be no assurance as to the value, if any, that would be available to holders of the Existing Notes. The Existing Notes are our unsecured obligations and rank junior to the secured obligations under our amended credit facility. Accordingly, upon any distribution to our creditors in any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding relating to us or our property other than in connection with the Prepackaged Plan, the holders of the indebtedness under our Amended Credit Agreement will be entitled to be paid in full before any payment may be made with respect to the Existing Notes.

If the Restructuring Support Agreement is terminated prior to consummation of the Restructuring, if the Forbearance Agreement is terminated, or if Restructuring is not consummated on or before May 15, 2010, an event of default under its Amended Credit Agreement would occur. Upon an event of default under the Amended Credit Agreement, the lenders under the agreement could immediately terminate their commitments to continue our term loans and/or declare the amounts that we owe under the Amended Credit Agreement to be immediately due and payable. If this were to occur, we would face an immediate liquidity crisis and would likely have to file for bankruptcy without the benefit of an agreed Prepackaged Plan.

As a result of the aforementioned factors and related uncertainties, there is substantial doubt about our ability to continue as a going concern.

ACCOUNTING PRONOUNCEMENTS

Accounting standards codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP. The standard explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. This pronouncement is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. We have adopted the provisions of this pronouncement for the quarter ending September 30, 2009. There was no impact to the consolidated financial results as this charge is disclosure-only in nature.

Recently adopted standards

In May 2009, the FASB issued a pronouncement establishing general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which subsequent events are evaluated and the basis for that date, that is, whether that date represents the date the financial statements are issued or are available to be issued. The effective date for the pronouncement is for interim or annual periods ending on or after June 15, 2009. We adopted the provisions of the pronouncement as of April 1, 2009, which did not have a material impact on our financial position, cash flows or results of operations.

In April 2009, the FASB and Accounting Principles Board ("APB") issued pronouncements requiring an entity to provide disclosures about fair value of financial instruments in interim financial information. This pronouncement is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. We adopted the provisions of these pronouncements in the quarter ended June 30, 2009. There was no impact on the unaudited condensed consolidated financial statements as it relates only to additional disclosures which are included in the notes to these financial statements.

In April 2009, the FASB issued a pronouncement providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for interim and annual reporting periods ending after June 15, 2009, and is applied prospectively. We concluded that the adoption of this pronouncement as of April 1, 2009 did not have a material impact on our results of operations, financial position or cash flows.

In April 2008, the FASB issued a pronouncement amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under a prior pronouncement. More specifically, the pronouncement removed the requirement under the previous pronouncement to consider whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions and instead, requires an entity to consider its own historical experience in renewing similar arrangements. The pronouncement also required expanded disclosure related to the determination of intangible asset useful lives. The pronouncement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and may impact any intangible assets we acquire in future transactions.

In February 2007, the FASB issued a pronouncement permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The pronouncement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We adopted the provisions of the pronouncement on January 1, 2008, and have elected not to measure any of our current eligible financial assets or liabilities at fair value.

In September 2006, the FASB issued a pronouncement on fair value measurement, and in February 2008, subsequently amended the pronouncement to address the fair value measurements for purposes of lease classification or measurement. The pronouncement, as amended, defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The pronouncement is applicable to other accounting pronouncements that require or permit fair value measurements, except those relating to lease accounting, and accordingly does not require any new fair value measurements. The pronouncement is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007, and for non-financial assets and liabilities in fiscal years beginning after November 15, 2008 except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Our adoption of the provisions of the pronouncement on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008.

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

FINANCIAL SUMMARIES

Financial summary for the three months ended September 30, 2009 compared to September 30, 2008

	Quarter Ended September 30,
(Dollars in thousands)	2009	2008

Total net operating revenues	$62,297	$78,246
Impairment of goodwill	-	170,685
Debt restructuring costs	2,508	-
Total other operating expenses	56,613	71,394
Operating income (loss)	3,176	(163,833)
Interest expense	6,272	6,776
Recovery in note receivable reserve	(4,000)	-
Other	(242)	(254)
Other expenses, net	2,030	6,522
Income (loss) before taxes	1,146	(170,355)
Provision (benefit) for income taxes	435	(7,154)
Net income (loss)	$711	$(163,201)

Compared to the third quarter of 2008, total net operating revenues were $62.3 million, down $15.9 million, or 20.4%, and total operating expenses were $59.1 million, down $183.0 million, or 75.6%. Our total other operating expenses, which exclude the impairment of goodwill and debt restructuring costs, were down $14.8 million, or 20.7%, from last year.

Our operating income was $3.2 million for the third quarter of 2009, up $167.0 million from an operating loss of $163.8 million last year.

Interest and loan amortization expense totaled $6.3 million, down $0.5 million from last year.

At the end of the first quarter of 2009, we reserved the $11.5 million due on the note receivable from Gatehouse. In September of 2009, Morris Publishing and Gatehouse agreed to a one time payment in the amount of $4.0 million to settle the outstanding obligation, of which $1.5 million was for the reimbursement of working capital. The entire $4.0 million was recorded as a reduction in the note receivable reserve.

Our income before taxes was $1.1 million, compared to a loss before taxes of $170.4 million last year.

Our income tax provision was $0.5 million in 2009, compared to an income tax benefit of $7.2 million last year.
During 2008, the $170.7 million impairment of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill was not deductible for income tax purposes.

Our net income was $0.7 million compared to a net loss of $163.2 million during the third quarter last year.

Results of operations for the three months ended September 30, 2009 compared to September 30, 2008

Net operating revenue. The table below presents the total net operating revenue and related statistics for the three months ended September 30, 2009 compared to September 30, 2008:

(Dollars in thousands)	Quarter Ended September 30,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$26,105	$33,469	(22.0%)
National	3,065	4,069	(24.7%)
Classified	15,375	23,377	(34.2%)
Total advertising revenues	$44,545	60,915	(26.9%)
Circulation	15,740	15,293	2.9%
Other	2,012	2,038	(1.3%)
Total net operating revenues	$62,297	$78,246	(20.4%)

Advertising revenue. Advertising revenue was $44.5 million, a decrease of $16.4 million, or 26.9%, from last year.

During the third quarter of 2009, advertising revenue represented 71.5% of our total net operating revenue. Our advertising revenue consisted of 58.6% in retail, 34.5% in classified and 6.9% in national, compared to 54.9%, 38.4%, and 6.7%, respectively, last year.

The continued deterioration of advertising revenues due to the weak national and local economic conditions have reduced advertising demand over the past several quarters. We feel that this situation, coupled with increased competition from on-line media, may continue for some time.

Retail, national and classified advertising categories were down 22.0%, 24.7% and 34.2%, respectively.

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

Compared to last year, run of press advertising revenue was $25.6 million, down $11.2 million, or 30.5%, and insert advertising revenue was $10.7 million, down $2.0 million, or 16.0%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $2.0 million, down $1.0 million, or 30.5%.

Online advertising revenue was $6.2 million, down $2.2 million, or 26.0%, from last year. Compared to last year, total page-views were 163.0 million, down 1.6 million, or 1.0% while unique page-views were 15.3 million, up 2.9 million, or 23.4%.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Our existing Florida newspapers and publications, which account for 32.2% of our total advertising revenues, contributed 41.6% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville was down $5.7 million, or 32.1%, and St. Augustine was down $0.4 million, or 20.3%.

Augusta was down $1.9 million, or 27.3%, Savannah was down $1.1 million, or 20.7%, Lubbock was down $1.5 million, or 25.1%, Amarillo was down $1.1 million, or 20.0%, Topeka was down $1.0 million, or 24.6%, and Athens was down $0.8 million, or 31.3%.

Our six other daily newspapers were, together, down $1.1 million, or 22.8%. Our non-dailies were down $1.8 million, or 29.3%, with significant declines from Skirt! magazines, Jacksonville’s non-dailies and our four city magazines.

Retail advertising revenue:

Retail advertising revenue was $26.1 million, down $7.4 million, or 22.0%, from the prior year.

Insert retail revenue was $9.6 million, down $1.9 million, or 16.5%, while print retail advertising revenue was $12.3 million, down $4.3 million, or 25.9%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $1.8 million, down $0.9 million, or 32.6%, from last year. Retail online revenue was $2.4 million, down $0.3 million, or 9.8%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $2.6 million, or 29.5%, contributing 35.1% of our total net decline.

Classified advertising revenue:

Total classified advertising revenue was $15.4 million, down $8.0 million, or 34.2%, from 2008.

Print classified advertising revenue was $11.6 million, down $6.1 million, or 34.2%, and online classified advertising revenue was $3.6 million, down $1.8 million, or 33.7%, from last year. Excluding the employment category, online classified advertising revenue was down 18.0% from last year.

Jacksonville was down $2.5 million, or 37.8%, contributing 31.3% of our total net decline.

National advertising revenue:

Total national advertising revenue was $3.0 million, down $1.0 million, or 24.7%, from last year. Jacksonville was down $0.6 million, or 25.8%.

Circulation revenue. During the third quarter of 2009, circulation revenue was $15.7 million, up $0.5 million, or 2.9%, from the same quarter last year, primarily due to price.

Circulation revenue represented 25.3% of our total net operating revenue during the third quarter of 2009, compared to 19.5% during the same period last year.

During 2008, Jacksonville’s daily single copy prices, as well as in most of our other newspaper markets, were raised from 50 cents to 75 cents and Jacksonville’s Sunday single copy prices were raised from $1.00 to $2.00. In addition, significant home delivery price increases (both daily and Sunday) were implemented in Jacksonville and at many of our newspapers last year.

Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.1 million for the third quarter of 2009.

Other revenue. Other revenue was $2.0 million, unchanged from last year.

Net operating expense. The table below presents the total other operating expenses and related statistics for the newspaper operations for three months ended September 30, 2009 compared to September 30, 2008:

(Dollars in thousands)	Quarter Ended September 30		Percentage change
	2009	2008	2009 vs. 2008
Other operating expenses

Labor and employee benefits	$25,550	$31,936	(20.0%)
Newsprint, ink and supplements	4,559	9,191	(50.4%)
Other operating costs	23,571	26,795	(12.0%)
Depreciation and amortization*	2,932	3,472	(15.6%)
Total other operating expenses	$56,612	$71,394	(20.7%)
*Excludes impairment of goodwill and debt restructuring costs

Labor and employee benefits. Total labor and employee benefit costs were $25.6 million, down $6.4 million, or 20.0%, being favorably impacted by reductions in head count and wages, the suspension of employer 401(k) contributions during the third quarter of last year and the termination of the post retirement plan at the end of 2008.

Our salaries and wages totaled $18.1 million, down $6.0 million, or 25.0%. Average full time employee equivalents (“FTE’s”) were down 489, or 19.1%.

Excluding the $0.1 million and $0.9 million in severance payments made during the third quarter of 2009 and 2008, respectively, our average pay rate was down 4.1%. Effective April 1, 2009, we reduced employee wages by 5 to 10 percent, with the pay cuts designed to preserve jobs in a difficult economic environment.

Commissions and bonuses were $2.8 million, down $1.0 million, or 25.0%, from last year.

Employee medical insurance cost was $3.1 million, up $1.4 million, or 81.5%; a 124.5% increase in medical costs per employee.

Post retirement benefit costs and employer matching contributions to the 401(k) plan were $0.3 million and $0.1 million during the third quarter of 2008, respectively.

Other employee costs totaled $1.6 million, down $0.4 million, or 18.6%, primarily due to the reduction in payroll taxes.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $4.6 million, down $4.6 million, or 50.4%.

Compared to last year, total newsprint expense was $3.9 million, down $4.2 million, or 51.4%, with a 35.5% decrease in newsprint consumption and a 24.7% decrease in the average cost per ton of newsprint.

Supplements expense decreased $0.4 million, or 61.5%, to $0.3 million, and ink expense decreased $0.1 million, or 20.0%, to $0.4 million.

Other operating costs. Other operating costs were $23.6 million, down $3.2 million, or 12.0%.

The combined technology and shared services fee from our parent and management fee charged by our parent under the management agreement totaled $4.0 million, down $1.0 million, or 20.4%, from last year. These combined fees included $5.1 million of non-cash charges resulting from the suspension of the management fee from May 1, 2008 through September 30, 2008. We treated these as expenses incurred on our behalf by our parent, and as a capital contribution.

Depreciation and amortization. Depreciation and amortization expense, excluding impairment charges, was $2.9 million, down $0.5 million, or 15.5%. Our third quarter of 2008 operating results included a $170.7 million pre-tax impairment of all of our goodwill, a non-cash charge that reflected the continuing and expected future declines in advertising revenues in the newspaper industry.

Debt restructuring costs. As a result of our troubled debt restructuring, we incurred a total of $2.5 million in legal, investment banking and consulting fees during the third quarter of 2009, including fees paid to advisors and consultants of our senior creditors and certain of our note holders.

Financial summary for the nine months ended September 30, 2009 compared to September 30, 2008

	Nine months ended September 30,
(Dollars in thousands)	2009	2008

Total net operating revenues	$190,004	$243,125
Debt restructuring costs	7,994	-
Impairment of goodwill	-	170,685
Total other operating expenses	175,558	220,072
Operating income (loss)	6,452	(147,632)
Interest expense	20,714	21,654
Write-off of note receivable, net	7,538	-
Gains on repurchases of debt	-	(9,271)
Other	(765)	(796)
Other expenses, net	27,487	11,587
Loss before taxes	(21,035)	(159,219)
Benefit for income taxes	(7,871)	(3,650)
Net loss	$(13,164)	$(155,569)

Compared to the first nine months of 2008, total net operating revenues were $190.0 million, down $53.1 million, or 21.8%, and total operating expenses were $175.6 million, down $215.2 million, or 109.8%. Our total other operating expenses, which exclude the impairment charges and debt restructuring costs, were down $44.5 million, or 20.2%, from last year.

Operating income was $6.5 million for the first nine months of 2009 compared to an operating loss of $147.6 million for the same period last year.

Interest and loan amortization expense totaled $20.7 million, down $0.9 million from last year.

At the end of the first quarter of 2009, we reserved the $11.5 million due on the note receivable from Gatehouse, given Gatehouse’s reported losses in the last three years and its reported liquidity problems at that time. In September of 2009, Morris Publishing and Gatehouse agreed to a one time payment in the amount of $4.0 million to settle the outstanding obligation, of which $1.5 million was for the reimbursement of working capital. The remaining $7.5 million, previously reserved, was written off.

During the first six months of 2008, we repurchased $21.5 million of our $300 million 7% senior subordinated notes for a total purchase price, including accrued interest, of $12.5 million. The pre-tax gains on these transactions was $9.3 million.

Our loss before taxes was $21.0 million, compared to a net loss before taxes of $159.2 million last year.

Our income tax benefit was $7.8 million in 2009 compared to $3.6 million last year. During 2008, the $170.7 million impairment of goodwill resulted in only a small income tax benefit for financial reporting purposes because most of the goodwill was not deductible for income tax purposes.

Our net loss was $13.2 million compared to a net loss of $155.6 million during the first nine months of last year.

Results of operations for the nine months ended September 30, 2009 compared to September 30, 2008

Net operating revenue. The table below presents the total net operating revenue and related statistics for the first nine months ended September 30, 2009 compared to September 30, 2008:

(Dollars in thousands)	Nine Months Ended September 30,		Percentage change
	2009	2008	2009 vs. 2008
Net operating revenues
Advertising
Retail	$79,409	$102,407	(22.5%)
National	10,122	13,460	(24.8%)
Classified	47,068	75,557	(37.7%)
Total advertising revenues	$136,599	191,424	(28.6%)
Circulation	47,253	44,757	5.6%
Other	6,152	6,944	(11.4%)
Total net operating revenues	$190,004	$243,125	(21.8%)

Advertising revenue. Advertising revenue was $136.6 million, a decrease of $54.8 million, or 28.6%, from last year.

During the first nine months of 2009, advertising revenue represented 71.9% of our total net operating revenue. Our advertising revenue consisted of 58.1% in retail, 34.5% in classified and 7.4% in national, compared to 53.5%, 39.5%, and 7.0%, respectively, last year.

The continued deterioration of advertising revenues due to the weak national and local economic conditions have reduced advertising demand over the past several quarters.

Retail, national and classified advertising categories were down 22.5%, 24.8% and 37.7%, respectively.

Compared to last year, run of press advertising revenue was $79.1 million, down $38.6 million, or 32.8%, and insert advertising revenue was $32.1 million, down $6.1 million, or 16.0%. Advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $6.3 million, down $3.2 million, or 33.8%.

Online advertising revenue was $19.1 million, down $6.9 million, or 26.5%, from last year. Compared to last year, total page-views were 487.2 million, down 1.4 million, or 0.3% while unique page-views were 43.1 million, up 7.5 million, or 21.1%.

In addition, our advertising results exhibit that from time to time, each individual newspaper may perform better or worse than our newspaper group as a whole due to certain local or regional conditions.

Our existing Florida newspapers and publications, which account for 33.7% of our total advertising revenues, contributed 38.1% of our entire net decline in advertising revenue.

Advertising revenue in Jacksonville was down $18.0 million, or 32.0%, and St. Augustine was down $1.5 million, or 24.2%.

Augusta was down $6.9 million, or 31.0%, Savannah was down $4.5 million, or 26.6%, Lubbock was down $4.9 million, or 27.8%, Amarillo was down $3.4 million, or 21.7%, Topeka was down $3.5 million, or 26.5%, and Athens was down $2.7 million, or 32.9%.

Our six other daily newspapers were, together, down $3.6 million, or 22.8%. Our non-dailies were down $5.8 million, or 30.4%, with significant declines all of our non-daily publications.

Retail advertising revenue:

Retail advertising revenue was $79.4 million, down $22.9 million, or 22.5%, from the prior year.

Insert retail revenue was $28.8 million, down $5.5 million, or 16.0%, while print retail advertising revenue was $37.5 million, down $13.7 million, or 26.8%, from last year. Retail advertising revenue from specialty products printed by us, but not a part of main newspaper product, was $5.9 million, down $3.0 million, or 34.2%, from last year. Retail online revenue was $7.2 million, down $0.7 million, or 9.3%, from last year.

Our Jacksonville newspaper’s retail advertising revenue was down $5.6 million, or 22.4%, contributing 25.2% of our total net decline.

Classified advertising revenue:

Total classified advertising revenue was $47.1 million, down $28.6 million, or 37.7%, from 2008.

Print classified advertising revenue was $35.7 million, down $22.2 million, or 38.3%, and online classified advertising revenue was $10.9 million, down $5.9 million, or 34.8%, from last year. Excluding the employment category, online classified advertising revenue was down 17.1% from last year.

Jacksonville was down $10.0 million, or 44.2%, contributing 35.0% of our total net decline.

National advertising revenue:

Total national advertising revenue was $10.1 million, down $3.3 million, or 24.8%, from last year, with Jacksonville contributing 66.2% of the net decrease. Jacksonville was down $2.2 million, or 28.1%.

Circulation revenue. During the first nine months of 2009, circulation revenue was $47.3 million, up $2.5 million, or 5.6%, from the same quarter last year, primarily due to price increases and the change in the way we sell home delivery subscriptions in Florida.

Bluffton converted from a free to a paid distribution newspaper as of December 1, 2008 and reported total circulation revenue of $0.3 million for the first nine months of 2009.

Average daily and Sunday circulation volume was down 9.3% and 7.5%, respectively, with Jacksonville contributing approximately 48% of each category’s decline.

Other revenue. Other revenue was $6.2 million, down $0.8 million, or 11.4%, from $6.9 million in 2008 primarily due to the reduction in Skirt! third party licensing fees.

Net operating expense. The table below presents the total other operating expenses and related statistics for the newspaper operations for nine months ended September 30, 2009 compared to September 30, 2008:

(Dollars in thousands)	Nine Months Ended September 30,		Percentage change
	2009	2008	2009 vs. 2008
Other operating expenses

Labor and employee benefits	$77,307	$99,933	(22.6%)
Newsprint, ink and supplements	17,327	27,991	(38.1%)
Other operating costs	71,847	81,651	(12.0%)
Depreciation and amortization*	9,077	10,497	(13.5%)
Total other operating expenses	$175,558	$220,072	(20.2%)
* Excludes impairment of goodwill and debt restructuring costs

Labor and employee benefits. Total labor and employee benefit costs were $77.3 million, down $22.6 million, or 22.6%, being favorably impacted by reductions in head count and wages, the suspension of employer 401(k) contributions during the first nine months of last year and the termination of the post retirement plan at the end of 2008.

Our salaries and wages totaled $56.7 million, down $15.5 million, or 21.5%. Average full time employee equivalents (“FTE’s”) were down 523, or 19.7%.

Excluding the $1.1 million and $1.7 million in severance payments made in the first nine months of 2009 and 2008, respectively, our average pay rate was down 1.8%. Effective April 1, 2009, we reduced employee wages by 5 to 10 percent.

Commissions and bonuses were $8.3 million, down $3.0 million, or 26.3%, from last year.

Total employee medical insurance cost of $7.0 million was unchanged from last year which reflects a 23.6% increase per employee.

Post retirement benefit costs and employer matching contributions to the 401(k) plan were $1.0 million and $1.8 million during the first nine months of 2008, respectively.

Other employee costs totaled $5.3 million, down $1.3 million, or 19.2%, primarily due to the reduction in payroll taxes.

Newsprint, ink and supplements cost. Newsprint, ink and supplements costs were $17.3 million, down $10.7 million, or 38.1%.

Compared to last year, total newsprint expense was $15.1 million, down $9.4 million, or 38.5%, due to a 32.8% decrease in newsprint consumption and a 8.5% decrease in the average cost per ton of newsprint.

Supplements expense decreased $0.9 million, or 43.1%, to $1.1 million, and ink expense decreased $0.4 million, or 25.4%, to $1.3 million.

Other operating costs. Other operating costs were $71.8 million, down $9.7 million, or 12.0%.

The combined technology and shared services fee from Morris Communications and management fee charged by Morris Communications under the management agreement totaled $12.4 million, down $3.5 million, or 21.8%, from $15.8 million in the first nine months of last year.

The combined technology and shared services fees during the first nine months of last year included $8.7 million of non-cash charges resulting from the suspension of the management fee from May 1, 2008 through September 30, 2008. We treated these as expenses incurred on our behalf by our parent, and as a capital contribution.

Depreciation and amortization expense. Depreciation and amortization expense, excluding the impairment of goodwill, was $9.1 million, down $1.4 million, or 13.5%. Our 2008 operating results included a $170.7 million pre-tax impairment of all of our goodwill.

Debt restructuring costs. As a result of our troubled debt restructuring, we incurred a total of $8.0 million in legal, investment banking and consulting fees during the first nine months of 2009, including fees paid to advisors and consultants of our senior creditors and of certain of our note holders.

LIQUIDITY AND CAPITAL RESOURCES

Our unrestricted cash balance was $26.7 million at September 30, 2009, compared with $4.8 million at December 31, 2008.

At the end of the third quarter of 2009, our primary source of liquidity is the cash flow generated from operations and our unrestricted cash balances. Our primary short term needs for cash are funding operating expense, restructuring costs and expenses relating to our senior and subordinated indebtedness, debt service on the Tranche A senior debt under our amended credit facilities, capital expenditures, income taxes, and working capital. We expect that our cash on hand will be sufficient for us to complete the Restructuring through either the Exchange Offer or the Prepackaged Plan. If the Restructuring is not successful, neither our cash on hand nor our other assets would be sufficient to repay our current indebtedness.

On the Effective Date of the Restructuring, we expect to use our available cash in excess of $7 million, after the payment of restructuring costs and expenses, to prepay our senior indebtedness, and will be dependent upon this remaining $7 million of available cash and our cash flow from operations for our liquidity. As permitted under the Restructuring Support Agreement, we intend to seek to a $10 million revolving working capital facility to provide our primary source of liquidity (other than cash flow from operations), and to use all remaining available cash to further reduce the senior indebtedness.

After the Restructuring, the Restructuring Support Agreement requires that any cash flow in excess of a $5 million working capital balance will be used to amortize the Working Capital Facility and any remaining Tranche A Term Loan (or the refinanced Tranche A and Tranche B senior debt), and then the New Notes and the Tranche B Term Loan on a pro rata basis.

Thus, so long as the New Notes are outstanding, we do not expect to have any significant reserves of cash or liquidity beyond a limited amount of cash on hand or a Working Capital Facility of $10 million. After the Restructuring, if our monthly average available cash (including amounts available under any Working Capital Facility) falls below $2 million, then we would be in default under the New Indenture and our Amended Credit Agreement, and our ability to continue as a going concern could be in jeopardy.

Operating Activities. Net cash provided by operations was $25.7 million for the first nine months of 2009, down $2.6 million from $28.3 million for the same period in 2008.

Current assets were $64.9 million and current liabilities, excluding the current portion of long-term debt, were $51.5 million as of September 30, 2009 as compared to current assets of $58.9 million and current liabilities, excluding the current portion of long-term debt, of $39.4 million as of December 31, 2008.

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

Investment Activities. Net cash used in investing activities was $0.5 million for the first nine months of 2009 compared to $11.4 million provided by investing activities for the same period in 2008.

For the first nine months in 2009 and 2008, we spent $0.7 million and $1.7 million on property, plant and equipment, respectively.

During the first nine months of 2009 and 2008, we received $0.2 million and $0.7 million, respectively, in net proceeds from the sale of miscellaneous property and equipment.

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

Financing Activities. Net cash used in financing activities was $3.3 million for the first nine months of 2009 compared to $35.0 million used in financing activities for the same period in 2008.

Period End Debt Summary

During the first nine months of 2009, we failed to pay the $9.7 million interest payments which were due on February 1, 2009 and August 3, 2009 on the Existing Notes. In addition, we failed to meet the consolidated cash flow ratio and the consolidated interest coverage ratio under the Original Credit Agreement as of the end of the third quarter of 2009. As a result, we classified all of the debt outstanding under the Original Indenture and the Original Credit Agreement, as of September 30, 2009 and December 31, 2008, as the current portion of long-term debt within current liabilities on the condensed consolidated balance sheets.

Total debt was $415.0 million at September 30, 2009, up from $411.7 million at December 31, 2008. The average interest rate on our total debt outstanding was 5.77% at September 30, 2009 and 5.78% at December 31, 2008. At September 30, 2008, the average interest rate on the $424.0 million total debt outstanding was 6.26%.

At September 30, 2009, we had $60.0 million outstanding on our revolving credit facility, up $10.0 million from $50.0 million at December 31, 2008. At September 30, 2009, the amount available on the revolving line of credit was a maximum of $60.0 million.

The commitment fee on the unborrowed funds available under the revolving line of credit was 0.50% at September 30, 2009 and December 31, 2008.

At September 30, 2009, the interest rate was 3.25% on the $76.5 million Tranche A Term Loan outstanding and was 3.27% on the revolving line of credit. During the first nine months of 2009, we paid $6.8 million in principal due on the term loan under the Original Credit Agreement.

At September 30, 2008, the interest rate on the $85.5 million Tranche A Term Loan outstanding was 6.31% and the weighted average interest rate on the $60.0 million outstanding on the revolving line of credit was 5.78%. The commitment fee on the unborrowed funds available under the revolving line of credit was 0.05% at September 30, 2008.

During the first nine months of 2008, we paid $3.4 million in principal due on the Tranche A Term Loan and we repurchased a total of $21.5 million of our $300 million 7% Senior Subordinated Notes for a total purchase price of $12.5 million.

The principal amount outstanding on the Existing Notes was $278.5 million at September 30, 2009 and December 31, 2008. At September 30, 2009, the interest expense accrued on the Existing Notes, including the past due interest payments, totaled $22.7 million.

Intercompany loan receivable permitted under the Original Indenture

At September 30, 2009, the amount outstanding on the intercompany loan due from Morris Communications was $24.5 million, and the accumulated interest accrued on the intercompany loan receivable was $6.5 million, resulting in a net intercompany receivable of $18.0 million. The amount outstanding on the intercompany loan due from Morris Communications was $12.2 million as of December 31, 2008.

During the nine-month periods ended September 30, 2009 and 2008, we reported $0.6 million and $0.5 million, respectively, in interest accrued on the intercompany loan receivable as contra-equity. The average interest rate for the nine-month periods ended September 30, 2009 and 2008 was 3.35% and 4.18%, respectively, on average loan receivable balances of $24,418 and $16,119 (excluding the income taxes payable on the GateHouse sale), respectively.

Dividends declared and recorded

No dividends were declared or recorded in the first nine months of 2008 or 2009 and we are currently prohibited under our debt covenants from making any restricted payments.

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

Although some of our outstanding debt is at a fixed rate, increases in the interest rates applicable to borrowings under our bank credit facilities would result in increased interest expense and a reduction in our net income. (See the quantitative and qualitative disclosures about market risk are discussed under the caption “Market Risk” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in said annual report and note 5 to our unaudited condensed consolidated financial statements as of and for the three months ending September 30, 2009 regarding long-term debt).

Based on our $136.5 million of variable rate debt at September 30, 2009, a 1.0% increase or decrease in interest rates on this variable-rate debt would decrease or increase annual interest expense by $1.4 million and net income by $0.9 million.

ITEM 4. CONTROLS AND PROCEDURES

Our management carried out an evaluation, with the participation of our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13A-15(d) under the Exchange Act that occurred during the three-month period ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.
Important factors that could cause our actual results to differ materially from our expectations include those described in Part I, Item 1A-Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as well as other risks and factors identified from time to time in other SEC filings.

There are several risk factors relating to our outstanding debt that raise uncertainty about our liquidity and ability to continue as a going concern. Specifically, our debt exceeds our assets, and our creditors may have the right to accelerate the debt before its maturity given the defaults from our failure to pay the $9.7 million interest payments due February 1, 2009 and August 3, 2009 on the $278,478,000 outstanding principal amount of 7 % Senior Subordinated Notes due 2013 (the “Existing Notes”). Under the Forbearance Agreement, dated as of February 26, 2009 and as amended by Amendment No. 17 to the Forbearance Agreement, dated as of November 6, 2009, either the holders, or investment advisors, or managers (the “Holders”) representing holders of over seventy-five percent of the outstanding principal amount of Existing Notes have agreed not to take any action as a result of the payment default to enforce any of the rights and remedies available to them under the indenture to the Existing Notes (the “ Original Indenture”) for a period ultimately ending on the termination of the “Restructuring Support Agreement”, as described below.

On October 30, 2009, we entered a Restructuring Support Agreement with the Holders of over seventy percent of the aggregate principal amount of the Existing Notes. Under the agreement, Morris Publishing and the Holders have agreed to implement a restructuring and reorganization of the company as set forth in the Term Sheet, dated as of September 23, 2009, and as amended by the Amendment to the Term Sheet, dated as of October 15, 2009.

The Term Sheet provides, among other things, for the restructuring of the Existing Notes through an out-of-court Exchange Offer (the “Exchange Offer”) or a filing of chapter 11 under title 11 of the United States Code (the “Bankruptcy Code”) and a plan of reorganization confirmed under the Bankruptcy Code (the “Prepackaged Plan”). The financial restructuring, whether accomplished through the Exchange Offer or the Prepackaged Plan, is referred to as the “Restructuring”.

In addition, on October 15, 2009, we as borrower, entered into the “Amended Credit Agreement” to amend and restate our Credit Agreement, dated as of December 14, 2005 (the “Original Credit Agreement”). The execution of the Amended Credit Agreement was part of the “Senior Refinancing Transaction” contemplated by the Term Sheet, which was a was a condition precedent to the Restructuring

The amendment immediately followed the acquisition by Tranche Holdings of all $136.5 million in outstanding loans under the Original Credit Agreement. The Amended Credit Agreement converted all existing loans under the Original Credit Agreement into the following three tranches of Term Loans: $19.7 million in Tranche A Term Loans, $6.8 million in Tranche B Term Loans, and $110.0 million in Tranche C Term Loans. All $6.8 million of the Tranche B Term Loans and all $110 million of the Tranche C Term Loans were acquired by two of Morris Publishing’s affiliates.

Upon the exchange of the Existing Notes under the Restructuring, the $110 million in Tranche C Term Loans will be satisfied or contributed to capital by our affiliates and the $26.5 million in aggregate principal outstanding on the Tranche A and Tranche B Term Loans will be refinanced within 150 days of the exchange, with new facilities provided solely by one or more unaffiliated commercial banks or other financial institutions.

Some of the risks related to the failure of the Exchange Offer and rejection of the Prepackaged Plan, include without limitation, the following:

1) We believe that restructuring through the Exchange Offer or the Prepackaged Plan is critical to an efficient restructuring. If we do not consummate either plan, we likely will need to seek relief under the Bankruptcy Code without the benefit of a plan of reorganization that has been approved by our creditors.

We believe that seeking relief under the Bankruptcy Code other than in connection with the Prepackaged Plan could materially and adversely affect the relationships between us and our existing and potential readers, advertisers, employees, vendors, suppliers, and other stakeholders and subject us to other direct and indirect adverse consequences. For example:

·	reputational damage could cause subscribers and advertisers to move to our competitors or to alternative media sources;

·
such a bankruptcy filing could erode our customers’ confidence in our ability to produce and deliver our publications and, as a result, there could be a significant and precipitous decline in our revenues, profitability and cash flow;

·	it may be more difficult to retain, attract or replace key employees;

·	we could be forced to operate in bankruptcy for an extended period of time while we tried to develop a reorganization plan that could be confirmed;

·
our trade creditors and other partners could seek to terminate their relationship with us, require financial assurances or enhanced performance, or refuse to provide credit on the same terms as prior to the reorganization case;

·	we may not be able to obtain debtor-in-possession financing or use of cash collateral to sustain us during the reorganization case under chapter 11 of the Bankruptcy Code; and

·	if we were not able to confirm and implement a plan of reorganization or if sufficient post petition financing were not available, we may be forced to liquidate under chapter 7 of the Bankruptcy Code.

Any distributions that a holder might receive in respect of their Existing Notes under a liquidation or under a protracted reorganization case or cases under the Bankruptcy Code other than in connection with the Prepackaged Plan likely would be substantially delayed and the value of any potential recovery likely would be adversely impacted by such delay.

Furthermore, in the event of any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding other than in connection with the Prepackaged Plan, there can be no assurance as to the value, if any, that would be available to holders of Existing Notes. The Existing Notes are our unsecured obligations and rank junior to the secured obligations under our Amended Credit Agreement. Accordingly, upon any distribution to our creditors in any foreclosure, dissolution, winding-up, liquidation or reorganization, or other insolvency proceeding relating to us or our property other than in connection with the Prepackaged Plan, the holders of our indebtedness under our existing Amended Credit Agreement will be entitled to be paid in full before any payment may be made with respect to the Existing Notes. As a result, the holders of the Existing Notes may receive consideration that is substantially less than what is being offered in either restructuring plan.

2) If the Restructuring Support Agreement or the Forbearance Agreement is terminated, or if the Restructuring is not consummated on or before May 15, 2010, an event of default under our Amended Credit Agreement would occur. Upon an event of default under our Amended Credit Agreement, the lenders under our Amended Credit Agreement could immediately terminate their commitments to continue our Term Loans and/or declare the amounts that we owe under the Amended Credit Agreement to be immediately due and payable. If this were to occur, we would face an immediate liquidity crisis and we would likely have to file for bankruptcy without the benefit of an agreed Prepackaged Plan. An event of default under our Amended Credit Agreement also may trigger adverse consequences in connection with other of our agreements.

Even if the Restructuring is successfully completed, we will be required to meet ongoing financial and operational covenants under the terms of both the Amended Credit Agreement and the New Indenture, including the requirement that we must refinance the Tranche A Term Loan within 150 days after the Restructuring at an interest rate no greater than LIBOR plus 970 basis points and with certain other terms. If we are unable to successfully refinance the Tranche A Term Loan, or if we fail to meet other debt covenants, then we may be forced to liquidate and holders of the New Notes may not receive payment in full on their New Notes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1
Amendment No. 5 to Forbearance Agreement, effective July 14, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.2	Waiver No. 8, effective July 14, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.3
Amendment No. 6 to Forbearance Agreement, effective July 31, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.4	Amendment No. 6 and Waiver No. 9, effective July 31, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.5
Amendment No. 7 to Forbearance Agreement, effective August 14, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.6	Waiver No. 10, effective August 14, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.7
Amendment No. 8 to Forbearance Agreement, effective August 21, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.8	Waiver No. 11, effective August 21, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.9
Amendment No. 9 to Forbearance Agreement, effective August 28, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.10	Waiver No. 12, effective August 28, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.11
Amendment No. 10 to Forbearance Agreement, effective September 4, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.12	Waiver No. 13, effective September 4, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.13
Amendment No. 11 to Forbearance Agreement, effective September 11, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.14	Waiver No. 14, effective September 11, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.15
Amendment No. 12 to Forbearance Agreement, effective September 18, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.16	Waiver No. 15, effective September 18, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.

10.17
Amendment No. 13 to Forbearance Agreement, effective September 25, 2009, between Morris Publishing Group, LLC and Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 75% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003.

10.18	Waiver No. 16, effective September 25, 2009, with JPMorgan Chase Bank, N.A. as Administrative Agent under the Credit Agreement, dated as of December 14, 2005.
10.19
Amended and Restated Credit Agreement, dated as of October 15, 2009, among Morris Communications Company, LLC, Morris Publishing, Group, LLC, various lenders party thereto and Tranche Manager, LLC, as Administrative Agent, for $136,500,000 of senior secured Term Loan facilities. (1)

10.20
Restructuring Support Agreement, dated as of October 30, 2009, between Morris Publishing Group, LLC, Morris Publishing Finance Co., as issuers, and all other subsidiaries of Morris Publishing Group, LLC , as subsidiary guarantors, and holders of over 72% of the outstanding Notes issued under the Indenture, dated as of August 7, 2003. (2)

31.1	Rule 13a-14(a) Certifications
31.2	Rule 13a-14(a) Certifications
32.1	Section 1350 Certifications

(1)	Filed as an exhibit to the Form 8-K of Morris Publishing filed with the Securities Exchange Commission on October 21, 2009.

(2)	Filed as an exhibit to the Form 8-K of Morris Publishing filed with the Securities Exchange Commission on November 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING GROUP, LLC

Date: November 13, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORRIS PUBLISHING FINANCE CO.

Date: November 13, 2009	By:	/s/ Steve K. Stone
Steve K. Stone
Chief Financial Officer
(On behalf of the Registrant, and as its Principal Financial Officer)